Form 10KSB
period 1999-12-31
VISION BANCSHARES INC
filed 2000-03-30
CIK 1095861

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-KSB

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from
____________________to___________________________

Commission file number 333-88073

                           VISION BANCSHARES, INC.
               (Name of small business issuer in its charter)

          2201 West 1st Street
          Gulf Shores, Alabama                               36542
(Address of principal executive offices)                   (Zip Code)

                  Issuer's telephone number (334) 967-4212
       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. ($325,898)

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $3,214,170

       Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                          Yes_______     No_______

                 (Applicable only to corporate registrants)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 809,317

                     Documents incorporated by reference

     Not Applicable

          Transitional Small Business Disclosure Format (check one)

                               Yes ___ No [X]

                                   PART I
ITEM 1
DESCRIPTION OF BUSINESS

General

     Vision Bancshares was organized as an Alabama corporation on July 16, 1999, to organize Vision Bank, and Vision Bancshares is a bank holding company under the Bank Holding Act of 1956, as amended.

     Vision Bancshares does not have any significant operations and serves primarily as the parent company for Vision Bank. Under the Bank Holding Company Act of 1956, as amended, Vision Bancshares, as a bank holding company, may engage in certain bank related businesses that Vision Bank may not conduct, although Vision Bancshares has no present plans for such activities. Vision Bancshares has no employees, and its officers and directors receive no compensation for their services to Vision Bancshares but, instead, they are compensated for services performed in comparable capacities for Vision Bank.

     Vision Bank is a state banking corporation organized under the laws of the State of Alabama. Vision Bank provides general retail and commercial banking services principally to customers in Gulf Shores and Baldwin County, Alabama. Vision Bank does not provide trust or fiduciary services, but may do so in the future. Vision Bank opened for business on March 29, 2000.

     Between July 16, 1999, and March 29, 2000, Vision Bancshares was engaged in filing regulatory applications, raising capital in a public offer, and undertaking other activities in order to form Vision Bank.

Report of Recent Sales of Securities

     On December 3, 1999, the company commenced a public sale of its common stock, par value $1.00 per share, at a price of $10.00 per share, pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission on December 2, 1999, Registration No. 333-88073. As of March 29, 2000, 809,317 shares had been sold raising $8,093,170. Of this amount, $7,500,000 has been injected as capital in Vision Bank, and the remainder has been retained by the company to cover the costs of the offering and preopening costs. The offer was for a minimum of 800,000 shares and a maximum of 1,000,000 shares. The shares were sold directly by the company, by J. Daniel Sizemore, as agent of the issuer, without compensation, and the offer will terminate on March 31, 2000. Total expenses (consisting of legal fees, accounting fees, printing costs, registration and blue sky fees and mailing costs) of the offering are approximately $106,000.

Risks in Industry

     The banking business involves risks over which management has little, if any, direct control. Some of these risks include:

     * Loan Losses - Making loans involves the risk that loans will not be repaid by the borrower. Vision Bank will reserve for potential loan losses, but there is no precise method of predicting loan losses and reserves could be insufficient to absorb losses.

     * Changes in Interest Rates - Changes in interest rates, especially increasing rates, can have a negative impact on profitability, especially if loans made at lower rates are long-term loans.

     * Asset/Liability Management - Vision Bank's profitability can be affected by the spread between its interest income and interest expense. If interest expense is greater than interest income, or if interest expense increases at a rate higher than interest income, profitability could be affected negatively.

     Because Vision Bank is significantly smaller than the majority of our competitors, and is a newly organized bank, it may lack the financial and technological resources to compete successfully. Banking is a highly competitive business. Vision Bank competes for customers and employees with banks that are more established as well as with other financial and depository institutions. Many of these institutions have much greater financial resources and experience. The banking business is becoming more dependent on technology, and many customers of banks are utilizing new ways to conduct their banking business such as through the use of personal computers and the Internet. This technology is enabling financial institutions to reach potential customers in geographic areas and in ways not previously served by these institutions. In addition, legislation recently passed by Congress will permit banks and bank holding companies to acquire and operate securities firms, insurance companies, and other businesses in the financial services industry. This legislation may be particularly helpful to larger banks. We believe there is a need for an independent, locally-owned bank in Vision Bank's proposed market area. We also believe that Vision Bank has the benefit of experienced management. Nevertheless, our Bank may not be able to compete successfully or profitably with other financial institutions.

     Because our business success depends significantly on key management personnel, the departure of those personnel could impair operations. Vision Bank depends greatly upon its senior management. We believe that Vision Bank has a strong senior management team and that Vision Bank's incentive compensation and employment arrangements will enhance its management and operations. J. Daniel Sizemore is President, CEO and chairman of Vision Bancshares and Vision Bank. Mr. Sizemore has 20 years in the banking business. The loss to Vision Bank of the services of Mr. Sizemore, or any of its senior management, or the inability to attract other experienced banking personnel could adversely affect Vision Bank's business. Some of these adverse effects could include the loss of personal contacts with existing or potential customers as well as the loss of special technical knowledge, experience and skills of such individuals who are responsible for the operations of Vision Bank. There was no money spent by Vision Bancshares in the last two fiscal years on company-sponsored research and development activities.

Regulations

     Regulatory requirements may impose additional costs on Vision Bank and adversely affect profitability. State and federal banking laws will have a material effect on the business and operations of Vision Bancshares and Vision Bank. The operation of Vision Bank and Vision Bancshares will at all times be subject to these laws, regulations and procedures. The purpose of those laws is to protect the financial stability of the banking system and consumer and commercial confidence in that system and is not to protect investors. Vision Bancshares and Vision Bank will be required to comply with all such laws, regulations and procedures.

     Vision Bancshares is a bank holding company registered with, and subject to supervision by, the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (the "BHC Act"). The Federal Reserve Board may examine Vision Bancshares and Vision Bank.

     Vision Bank is a state bank organized under the laws of the State of Alabama and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount permitted by law. Vision Bank is subject to regulation, supervision and regular examination by the Superintendent of the Alabama State Banking Department and the FDIC. Federal and state banking laws and regulations regulate, among other things, the scope of the banking business conducted by Vision Bank, its loans and investments, reserves against deposits, mergers and acquisitions, borrowings, dividends, minimum capital requirements, and the locations of branch offices and certain facilities.

     Under the Alabama Banking Code, a state bank may not declare or pay a dividend in excess of 90% of the net earnings of such bank until the surplus of the bank is equal to at least 20% of its capital, and thereafter the prior written approval of the Superintendent is required if the total of all dividends declared by the bank in any calendar al of its net earnings for that year combined with its retained net earnings for the preceding two years less any required transfers to surplus. No dividends, withdrawals or transfers may be made from the bank's surplus without prior written approval of the Superintendent. As a newly organized bank, Vision Bank may not pay dividends during its first three years of operation without the prior approval of the Superintendent and the FDIC.

ITEM 2

DESCRIPTION OF PROPERTY

     Vision Bank's primary location is at 2201 West 1st Street, Gulf Shores, Alabama 36545 with a branch at 25051 Canal Street, Orange Beach, Alabama 36561, and its phone number is (334) 967-4212. Its mailing address is P.O. Box 1248, Gulf Shores, Alabama 36547. Vision Bancshares will also be located at the primary location of Vision Bank.

     Vision Bank will operate out of temporary facilities until a 9600 square foot building is constructed. The building under construction will be owned by Gulf Shores Investment Group, LLC, an entity owned by certain organizers of Vision Bancshares. Construction should be completed within nine months. Pending completion of the building, Vision Bank is operating out of a temporary modular building on the site. The site is located in the downtown area of the city, with a residential area behind Vision Bank. Downtown Gulf Shores is a civic area; approximately two miles south is the beach, located on the Gulf of Mexico. Two strip shopping centers are within mile of downtown. Highway 59 near the bank site offers access to and from the downtown district. Surrounding the bank office building are other large and small office buildings with new construction across the street and behind the building. The location is convenient to both residential areas and businesses.

     The branch is located on Canal Street in Orange Beach approximately 10 miles east of Gulf Shores, in a modular building. The permanent building, under construction, will be a one story building consisting of approximately 3,500 square feet, to be owned by Gulf Shores Investment Group, LLC and leased to Vision Bank. Construction should be completed within nine months. Pending completion, the branch will operate out of a temporary modular building on the site. The property is flanked by small businesses and is located near a prime traffic conduit. The variety of the surrounding businesses will encourage use at diverse hours; the site is located next to a retail center, across the street from a movie theater, adjacent to a governmental authority and less than one block from Columbia Southern University.

ITEM 3

LEGAL PROCEEDINGS

     Not Applicable.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

     Not Applicable.

                                   PART II

ITEM 5

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Marketability of Securities

     No public trading market, or public price quotations of the shares, exists for the common stock.

     The Company has reserved options for 75,000 shares of common stock under its stock option plans. No holders of shares of common stock or options have the right to require that the Company undertake the registration of their shares or to include their shares in any registration statement undertaken by the Company.

     Vision Bancshares recently sold publicly 809,317 shares of common stock at $10.00 per share pursuant to a prospectus dated December 3, 1999. The company has 201 shareholders of record.

Dividend Policy

     We do not expect the Bank or the Company will generate sufficient profit to justify or allow it to pay dividends during the its first few years. The Company will rely on the payment of dividends to it by the Bank in order to provide funds for the payment of dividends by it to its shareholders. In no event during the first three years of operations can any dividends be declared or paid by the Bank without the approval of the Alabama Banking Department and the Federal Deposit Insurance Corporation. In addition, banking regulations restrict the payment of dividends under certain circumstances. Future dividend policy of the Company will be subject therefore not only to banking regulations, but to the discretion of the directors, and will be contingent on the Bank's financial condition, capital requirements, general business conditions and other factors. We do not expect cash dividends to be paid during at least the first three years of operation, and all earnings will be retained for the Bank's future needs.


ITEM 6

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        Management's Discussion and Analysis of Financial Condition
                           and Plan of Operations


     The following discussion of the financial condition of the Company should be read in conjunction with the Company's financial statements and related notes, which are included in this Annual Report on Form 10-KSB. See "Index to Financial Statements."

     The Company was organized as an Alabama corporation on July 16, 1999 to operate as a bank holding company for a proposed bank to be organized under the laws of the State of Alabama. Since inception, the main activities of the Company have been centered on seeking, interviewing and selecting the Company's directors and officers, applying for a state bank charter, applying for Federal Deposit Insurance Corporation ("FDIC") deposit insurance, applying to become a bank holding company and raising equity capital through an offering of common stock.

     The operations of the Company from July 16, 1999 ("Inception") through December 31, 1999 (and until March 29, 2000) were funded by advances received from the organizers. The organizers have agreed to contribute a total of $619,000, of which $390,000 was outstanding at December 31, 1999. On January 31, 2000, all organizers of the Company signed a Capital Agreement which provided that monies originally advanced to the Company to pay organizational expenses shall be considered contributed capital and the Company's common stock equivalent to $10 per share will be exchanged for the contributed capital upon completion of the public offering.

Liquidity and Interest Rate Sensitivity

     Since the Company has been in the organizational stage, there are no results to present at this time. Nevertheless, once the Bank commences operations, net interest income, the Company's primary source of earnings, will fluctuate with significant interest rate movements. To lessen the impact of these margin swings, management intends to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalance in these repricing opportunities at any point in time constitute interest rate sensitivity.

     Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to change in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Bank's overall interest rate risks.

     The asset mix of the balance sheet will be evaluated regularly in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To manage effectively the liability mix of the balance sheet, management plans to focus on expanding the various funding sources.

     As the Bank continues to grow, management will continuously structure its rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. The Bank's Asset and Liability Management Committee will meet on a quarterly basis to develop management's strategy for the upcoming period. Such strategy includes anticipation of future interest rate movements.

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Bank's primary source of liquidity will come from its ability to maintain and increase deposits.

     Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way in the foreseeable future, other than this offering.

Capital Adequacy

     There are now two primary measures of capital adequacy for banks and bank holding companies: (1) risk-based capital guidelines and (2) the leverage ratio.

     The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, noncumulative and cumulative (bank holding companies only) perpetual preferred stock and minority interest. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

     The second measure of capital adequacy relates to the leverage ratio. The FDIC and the Alabama Department of Banking has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital by total assets. For banks that have not received the highest regulatory rating by their primary regulator (which includes the Bank), the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors.

     A new rule was recently promulgated by the Federal Reserve Board of Governors (the "Federal Reserve"), the OCC and the FDIC that adds a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this new rule, the agencies have also proposed a measurement process to measure interest rate risk. Under this proposal, all items reported on the balance sheet, as well as off-balance sheet items, would be reported according to maturity, repricing dates and cash flow characteristics. A bank's reporting position would be multiplied by duration-based risk factors and weighted according to rate sensitivity. The net risk weighted position would be used in assessing capital adequacy. The objective of this complex proposal is to determine the sensitivity of a bank to various rising and declining interest rate scenarios.

     Management believes that the net proceeds of its recent offering should satisfy the Company's and the Bank's cash requirements for at least the three-year period following the opening of the Bank. Accordingly, management does not anticipate that it will be necessary to raise additional funds for the operation of the Company or the Bank over the next three years. For additional information regarding the plan of operations for the Company and the Bank, see "Description of Business."


ITEM 7

FINANCIAL STATEMENTS

                           VISION BANCSHARES, INC.
                        (A Development Stage Company)

                              FINANCIAL REPORT
                              DECEMBER 31, 1999


                        INDEX TO FINANCIAL STATEMENTS


                                                                         Page

INDEPENDENT AUDITOR'S REPORT                                               1

FINANCIAL STATEMENTS

     Balance sheet as of December 31, 1999                                 2

     Statement of loss and accumulated deficit
     for the period from July 16, 1999, date of
     inception, to December 31, 1999                                       3

    Statement of stockholder's deficit for the
     period from, July 16, 1999, date of
     inception to December 31, 1999                                        4

     Statement of cash flows for the period from
     July 16, 1999, date of inception,
     to December 31, 1999                                                  5

     Notes to financial statements                                       6-8



                        INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Vision Bancshares, Inc.
Gulfshores, Alabama

     We have audited the accompanying balance sheet of Vision Bancshares, Inc., a development stage company, as of December 31, 1999, and the related statements of loss and accumulated deficit, stockholder's deficit and cash flows for the period from July 16, 1999, date of inception, to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Bancshares, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the period from July 16, 1999, date of inception, to December 31, 1999, in conformity with generally accepted accounting principles.


Albany, Georgia
March 17, 2000

                           VISION BANCSHARES, INC.
                        (A Development Stage Company

                                BALANCE SHEET
                              DECEMBER 31, 1999

                                   ASSETS

Cash in bank                                                  $ 30,748
Equipment                                                       19,375
Deferred stock offering costs                                   56,748
Other assets                                                    61,580

                                                             $ 168,451

                    LIABILITIES AND STOCKHOLDER'S DEFICIT

LIABILITIES
 Due to organizers                                           $ 390,000
 Other liabilities                                              94,500

   Total liabilities                                           484,500

STOCKHOLDER'S DEFICIT
 Common stock, $1 par value; 10,000,000 shares authorized
  100 shares issued and outstanding                                100
 Additional paid-in capital                                      9,749
 Deficit accumulated during the development stage             (325,898)

   Total stockholder's deficit                                (316,049)
                                                             $ 168,451

See Notes to Financial Statements.


                           VISION BANCSHARES, INC.
                        (A Development Stage Company)

                  STATEMENT OF LOSS AND ACCUMULATED DEFICIT
                PERIOD FROM JULY 16, 1999, DATE OF INCEPTION,
                            TO DECEMBER 31, 1999

Income                                                       $   --
Expenses
 Organizational expense                                        149,256
 Personnel expenses                                            136,786
 Interest                                                        8,849
 Postage and telephone                                           5,088
 Legal and professional                                          3,680
 Rental expense                                                  3,720
 Automobile expense                                              1,205
 Education and training                                          3,551
 Dues                                                            6,475
 Miscellaneous                                                   7,288

                                                               325,898

Net loss for the period and accumulated deficit              $(325,898)


See Notes to Financial Statements.


                           VISION BANCSHARES, INC.
                        (A Development Stage Company)

                     STATEMENT OF STOCKHOLDER'S DEFICIT
                PERIOD FROM JULY 16, 1999, DATE OF INCEPTION,
                            TO DECEMBER 31, 1999

                                                                       Deficit
                                                                     Accumulated
                                                         Additional  During the         Total
                                         Common Stock     Paid-In    Development    Stockholder's
                                       Shares  Par Value  Capital       Stage          Deficit

Issue of common stock                    100     $ 100     $  900     $  --          $   1,000
Imputed interest on advances from
  organizer credited to capital
  surplus                                 --       --       8,849        --              8,849
Net loss for the period from
  July 16, 1999, date of inception,
  to December 31, 1999                    --       --        --        (325,898)      (325,898)

Balance, December 31, 1999               100     $ 100     $9,749     $(325,898)     $(316,049)



See Notes to FINANCIAL Statements.



                           VISION BANCSHARES, INC.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                PERIOD FROM JULY 16, 1999, DATE OF INCEPTION,
                            TO DECEMBER 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $(325,898)
  Adjustment to reconcile net loss to net cash used in
    operating activities:
    Imputed interest on advances from organizer                        8,849
    Other prepaids and accruals, net                                 (43,203)

       Net cash used in operating activities                        (360,252)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from advances by organizer                                390,000
  Proceeds from issuance of common stock                               1,000

       Net cash provided by financing activities                     391,000

Net increase in cash                                                  30,748

Cash at beginning period                                               --

Cash at end of period                                               $ 30,748


See Notes to Financial Statements.


                           VISION BANCSHARES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS



NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Vision Bancshares, Inc. (the "Company") was organized as an Alabama Corporation on July 16, 1999 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended, and to purchase 100% of the issued and outstanding capital stock of Vision Bank (the "Bank"), an association to be organized under the laws of the State of Alabama, which will conduct a general banking business in Gulf Shores, Alabama. The organizers have filed an application with the State of Alabama Department of Banking (the "ADB") to charter the proposed bank. The Company has filed an application to become a bank holding company with the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the ADB. Upon obtaining regulatory approval, the Company will be a registered bank holding company subject to regulation by the Federal Reserve and the ADB.

Activities since inception have consisted of the organizers of the Company and the Bank engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a financial institution.

Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared on the accrual basis in accordance with generally accepted accounting principles.

Income Taxes

The Company will be subject to Federal and state income taxes when taxable income is generated. No income taxes have been accrued because of operating losses incurred during the preopening period.

Fiscal Year

The Company will adopt a calendar year for both financial reporting and tax reporting purposes.


NOTE 2.  OTHER ASSETS

Other assets consist of $26,251 paid as an option on the purchase of land on which the proposed bank will be constructed and $35,329 paid to architects and others for building plans. The Company intends to lease the building to serve as the Bank's main office. The Bank's premises will be owned by an entity owned by certain organizers of the Company. The Company expects the amounts included in other assets to be reimbursed by the entity which will own the building and lease it to the Bank.


NOTE 3.  DUE TO ORGANIZER

Organizers have advanced $390,000 to the Company to pay for organizational expenses and other expenditures. The advances are noninterest bearing. Interest on advances from the organizers has been imputed at the rate of 8.25% through January 31, 1999.

On January 31, 2000, all organizers of the Company signed a Capital Agreement which provided that monies originally advanced to the Company to pay for organizational expenses shall be considered contributed capital and the Company's common stock equivalent to $10 per share will be exchanged for the contributed capital upon completion of the public offering.


NOTE 4.  EMPLOYMENT AGREEMENT

The Company has entered into an employment agreement with the proposed President and Chief Executive Officer of the Company and Chairman and Chief Executive Officer of the Bank. The agreement has a three year term and may be renewed daily for a continuous three years. The agreement may only be terminated upon three years' notice except that the agreement may be terminated by the Company at any time for cause. The agreement provides for a base annual salary of $120,000, with up to 30% of base salary as a bonus, a monthly car allowance of $750, reimbursement for business travel, country club and civic dues, and life and disability insurance. The agreement also provides that the proposed officer will receive options of 35,000 shares of the Company's common stock at a price of $10 per share.


NOTE 5.  COMMON STOCK OFFERING

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission offering for sale a minimum of 800,000 and a maximum of 1,000,000 shares of the Company's $1 par value common stock at a price of $10 per share. The organizers intend to purchase an aggregate of 422,500 shares of common stock in the offering at a price of $10 per share.

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                PART III

ITEM 9

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     The table below lists the directors and executive officers of Vision Bancshares.

                                   Position
                                   with Vision Bancshares            Principal Occupation
     Name and Age                  and Vision Bank                   for the Last Five Years

J. Daniel Sizemore, 51             President, CEO and                CEO and Chairman
                                   Chairman of the Board             of Vision Bancshares and
                                   of Vision Bancshares              Vision Bank since April, 1999;
                                   & Vision Bank                     and President since December,
                                                                     1999; President and Chief
                                                                     Executive Officer, The Bank,
                                                                     Birmingham, Alabama
                                                                     1998 - 1999;
                                                                     President and Chief Executive
                                                                     Officer, Commerce Bank
                                                                     of Alabama,
                                                                     Albertville, Alabama
                                                                     1994 - 1998

James Ryan Owen, Jr., 47           Director of Vision Bancshares     President, Gulf Shores
                                   & Vision Bank                     Title Insurance Co., Inc.
                                                                     (Title Insurance Company)

Olen E. Crawford, 47               Vision Bancshares Director        Business Developer
                                                                     (self-employed) since 1998;
                                                                     President, Call Points
                                                                     Business Unit of Vialog
                                                                     Communication 1997-1998;
                                                                     Executive Vice President,
                                                                     Conference Source International,
                                                                     1992-1997

Joe C. Campbell, 53                Vision Bancshares Director        District Manager, ALFA
                                                                     Insurance Company
                                                                     (General Insurance)

Donald W. Peak, 59                 Director of Vision Bancshares     President, Forest Manor
                                   & Vision Bank                     Nursing Home, Inc.
                                                                     (long-term care facility);
                                                                     President, Phoenix Therapy
                                                                     Associates (rehabilitation
                                                                     therapy); President, Central
                                                                     Medical Supplies of Alabama
                                                                     (durable medical equipment)

Thomas Gray Skipper, 28(1)         Vision Bancshares Director        Vice President, Scotch
                                                                     Plywood Company

Gordon Barnhill, Jr., 44           Director of Vision Bancshares     Owner, Barnhill Land
                                   & Vision Bank                     and Real Estate
                                                                     (Real Estate Business)
                                                                     and farmer

Daniel M. Scarborough, M.D., 54    Director of Vision Bancshares     Vice President, Community
                                   & Vision Bank                     Health Systems, Inc. since 1997;
                                                                     Private practice of medicine
                                                                     prior to July 4, 1997

Patrick Willingham, CPA, 54        Director of Vision Bancshares     President and CEO,
                                   & Vision Bank                     Community Health
                                                                     Systems, Inc.
                                                                     (Certified Public Accountant)

S. Millard Johnson, 75             Vision Bancshares Director        Retired Business Executive

William T. Carlson, Jr., 48        Vision Bancshares Director        Of Counsel,
                                                                     Capell & Howard, P.C.
                                                                     (Lawyer)

Rick A. Phillips, 47               Director of Vision Bancshares     Owner, Professional Real
                                   & Vision Bank                     Estate Partners, Inc.
                                                                     (Real Estate Brokerage
                                                                     and Marketing)

William D. Moody, 52               Director of Vision Bancshares     President, Alpha Development
                                   & Vision Bank                     Group, Inc.
                                                                     (Real Estate Development)

George W. Skipper, III, 54(1)      Vision Bancshares Director        Vice President, Skipper
                                                                     Insurance
                                                                     (General Insurance)

Julian Brackin, 49                 Vision Bancshares Director        Partner, Brackin and
                                                                     McGriff, P.C.
                                                                     (Attorney)

Nancy Jayne Jackson, 42            Senior Vice President             Senior Vice President,
                                                                     Vision Bancshares; Senior
                                                                     Vice President, Operations;
                                                                     Ready Bank,
                                                                     Ft. Walton Beach, Florida,
                                                                     1999; Vice President and
                                                                     Information Systems Auditor,
                                                                     Aliant Bank, Montgomery,
                                                                     Alabama prior to 1999.

Debbie McBride, 48                 Secretary                         Vice president - Credit
                                                                     Administration Compliance
                                                                     Officer, Community Investment
                                                                     Act Officer, Secretary of
                                                                     Vision Bank, Secretary of
                                                                     Vision Bancshares, since
                                                                     March, 2000; Vice President,
                                                                     Compliance Specialist, Colonial
                                                                     Bank, Foley and Montgomery,
                                                                     prior to March, 2000

(1) George W. Skipper, III is the father of Thomas Gray Skipper.


ITEM 10

EXECUTIVE COMPENSATION

     Officers of Vision Bancshares and Vision Bank will serve at the discretion of the board of directors.

                              Summary Compensation Table

                                 Annual Compensation                 Long Term
                                                                    Compensation
                                                                       Awards

Name and                                                             Securities
Principal                                            Other Annual    Underlying
Position             Year   Salary ($)   Bonus ($)   Compensation   Options (#)

J. Daniel Sizemore
Chairman and CEO     1999    $91,375        $0            $0          35,000(1)


(1) The exercise price is $10.00 per share.



                                 Options Granted

                      Number of
                      Securities       % of Total
                      Underlying        Options
                     Options to be     Granted to     Exercise Price
Name                    Granted        Employees          ($/Sh)         Expiration Date

J. Daniel Sizemore     35,000             70%              $10               10 Years



Employment Agreements

     J. Daniel Sizemore has an employment agreement with Vision Bancshares to serve as president and chief executive officer of Vision Bancshares and chairman and chief executive officer of Vision Bank. The agreement has a three year term and may be renewed daily for a continuous three year term. The agreement may only be terminated upon three years notice except that the agreement may be terminated by Vision Bancshares at any time for cause. Mr. Sizemore will receive a base salary of $120,000 per year, and be entitled to certain benefits such as life insurance, a $750 per month automobile allowance, and country club and civic dues. The agreement also provides that Mr. Sizemore will receive options of 35,000 shares of Vision Bancshares's common stock at a price of $10 per share.

     Gulf Shores Investment Group, LLC (the "Investment Group") is an Alabama limited liability company that proposes, subject to regulatory approval, to own the real estate and construct and own the buildings for Vision Bank's main office and branch office. The Investment Group will be formed by those persons who are directors of Vision Bancshares, except Olen E. Crawford. The lease agreement for Vision Bank's main office will have a three year term and will provide for annual lease payments of $155,295, payable monthly with additional rental payments made based upon certain operating costs of the building. The lease may be extended for three, three year terms. Vision Bank will operate out of a temporary modular unit owned by Vision Bank for approximately nine months and will pay $2,630 per month in ground lease payments to the Investment Group.

     The lease for the branch office will have a three year term and provide for annual lease payments of $63,000, payable monthly, with additional rental payments made based upon certain operating costs of the building. The lease may be extended for three, three year terms. It is anticipated that the construction of the branch office will not be completed until approximately August, 2000. In the meantime, the Investment Group will lease the ground for the branch to Vision Bank at a monthly lease of $1,975. Vision Bank will maintain a temporary modular building on this site for use as the branch bank premises. The Investment Group will purchase the site of this branch from George W. Skipper, III, and Thomas Grey Skipper, organizers and directors of Vision Bancshares, for a purchase price of $275,000.

     Each of the organizers has signed an agreement providing that each person will contribute up to a maximum of $25,000 to pay his pro rata portion of the organizational expenses for Vision Bank and Vision Bancshares. The agreement provides that upon receipt of appropriate regulatory approvals, Vision Bank will reimburse the organizers for these expenses. From these contributions, Vision Bancshares paid $17,500 on an option to purchase the land on which Vision Bank will be located and $7,280 to architects for building plans. The Investment Group will reimburse Vision Bancshares for these payments.

     In the opinion of the directors of Vision Bancshares, the terms of these lease agreements (including the purchase price for the branch site) and reimbursements for costs between the Investment Group and Vision Bancshares or Vision Bank are at least as favorable as those that could have been obtained from an unaffiliated party.

     In the future, Vision Bank may make loans to its directors and officers in the ordinary course of business. Such loans, or other banking transactions involving these persons, will be made on the same terms, including interest rate and collateral requirements, that Vision Bank would make to the general public.

ITEM 11

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS

     The following table shows the beneficial ownership of the shares of common stock of the directors and executive officers of Vision Bancshares, with 809,317 shares outstanding.


                            Number of Shares of
Name and Address         Common Stock to be Owned     Percentage Ownership

J. Daniel Sizemore              72,500(1)                  8.59%(1)
33343 River Road
Orange Beach, AL 36561

James R. Owen, Jr.              25,100(2)                  3.10%
P.O. Box 895
Gulf Shores, AL 36547

Olen E. Crawford                50,000                     6.17%
7001 Val Monte Drive
Guntersville, AL 35976

Joe C. Campbell                 33,000                     4.08%
110 Eagle Drive
Albertville, AL 35951

Donald W. Peak                  28,000                     3.55%
2401 32nd Street
Northport, AL 35476

Thomas Gray Skipper             25,000                     3.09%
1452 Drewry Road
Monroeville, AL 36460

Gordon Barnhill, Jr.            25,100(3)                  3.10%
Post Office Box 644
Robertsdale, AL 36567

Daniel M. Scarborough, M.D.     25,000(4)                  3.09%
30815 Peninsula Drive
Orange Beach, AL 36561

Patrick Willingham, CPA         25,000(5)                  3.09%
30475 Harbour Drive
Orange Beach, AL 36561

S. Millard Johnson              25,100(6)                  3.10%
P.O. Box 375
216 W. Canal Road
Gulf Shores, AL 36547

William T. Carlson, Jr.         25,100(7)                  3.10%
3038 Taralane Drive
Birmingham, AL 35216

Rick A. Phillips                30,000                     3.70%
Post Office Box 3351
Gulf Shores, AL 36547

William D. Moody                30,000                     3.70%
4170 Spinnaker Drive
Unit #1020-D
Gulf Shores, AL 36542

George W. Skipper, III          79,000                     9.76%
307 Skipper Drive
Jackson, AL 36545

Julian Brackin                  25,000                     3.09%
1261 Patrick Street
Daphne, AL 36526

Nancy Jayne Jackson                  0                        0%
9055 Eagle Lane
Foley, AL 36535

Debbie McBride                       0                        0%
Post Office Box 1248
Gulf Shores, AL 36547

All Directors and Officers
as a group (17 persons)        522,900(8)                  61.93%


(1) Includes 35,000 shares subject to options to be granted to Mr. Sizemore under the Incentive Stock Compensation Plan and 500 shares to be acquired by his wife.

(2) Includes 100 shares owned directly and 25,000 shares in a limited liability company over which Mr. Owen is managing member.

(3) Includes 100 shares owned directly and 25,000 shares over which Mr. Barnhill has indirect control as manager of a limited liability company/

(4) Dr. Scarborough is medical director of Community Health Systems, a non-profit corporation, which will acquire 50,000 shares. Dr. Scarborough disclaims any beneficial ownership of those shares. See footnotes (4) and
    (5).

(5) Mr. Willingham is president of Community Health Systems. Mr. Willingham disclaims any beneficial ownership over shares to be acquired by that entity. See footnotes (2), (4) and (5).

(6) Mr. Johnson is a director of Community Health Systems and will own 100 shares directly. Mr. Johnson will vote 25,000 of the 50,000 shares to be owned by that entity. See footnote (2).

(7) Mr. Carlson is a director of Community Health Systems and will own 100 shares directly. Mr. Carlson will vote 25,000 of the 50,000 shares to be owned by that entity. See footnote (2).

(8) Includes options referenced in footnote (1). The percentage for the group assumes that shares subject to options have been issued.


ITEM 12

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Gulf Shores Investment Group, LLC (the "Investment Group") is an Alabama limited liability company that proposes, subject to regulatory approval, to own the real estate and construct and own the buildings for Vision Bank's main office and branch office. The Investment Group will be formed by those persons who are directors of Vision Bancshares, except Olen E. Crawford . The lease agreement for Vision Bank's main office will have a three year term and will provide for annual lease payments of $155,295, payable monthly with additional rental payments made based upon certain operating costs of the building. The lease may be extended for three, three year terms. Vision Bank will operate out of a temporary modular unit owned by Vision Bank for approximately nine months and will pay $2,630 per month in ground lease payments to the Investment Group.

     The lease for the branch office will have a three year term and provide for annual lease payments of $63,000, payable monthly, with additional rental payments made based upon certain operating costs of the building. The lease may be extended for three, three year terms. It is anticipated that the construction of the branch office will not be completed until approximately August, 2000. In the meantime, the Investment Group will lease the ground for the branch to Vision Bank at a monthly lease of $1,975. Vision Bank will maintain a temporary modular building on this site for use as the branch bank premises. The Investment Group will purchase the site of this branch from George W. Skipper, III, and Thomas Grey Skipper, organizers and directors of Vision Bancshares, for a purchase price of $275,000.

     Each of the organizers has signed an agreement providing that each person will contribute up to a maximum of $25,000 to pay his pro rata portion of the organizational expenses for Vision Bank and Vision Bancshares. The agreement provides that upon receipt of appropriate regulatory approvals, Vision Bank will reimburse the organizers for these expenses. From these contributions, Vision Bancshares paid $17,500 on an option to purchase the land on which Vision Bank will be located and $7,280 to architects for building plans. The Investment Group will reimburse Vision Bancshares for these payments.

     In the opinion of the directors of Vision Bancshares, the terms of these lease agreements (including the purchase price for the branch site) and reimbursements for costs between the Investment Group and Vision Bancshares or Vision Bank are at least as favorable as those that could have been obtained from an unaffiliated party.

     In the future, Vision Bank may make loans to its directors and officers in the ordinary course of business. Such loans, or other banking transactions involving these persons, will be made on the same terms, including interest rate and collateral requirements, that Vision Bank would make to the general public.


ITEM 13

EXHIBITS AND REPORTS

Exhibit and Description

Exhibit 3 - Articles and By-laws:

     Vision Bancshares, Inc. Articles and By-laws filed as Exhibits 3.1 and 3.2 respectively to the Form SB-2 Registration Statement filed on September 28, 1999, and incorporated herein by reference.

Exhibit 4 - Instruments Defining the Rights of Holders, Including Indentures

     Sections 3.03 and 3.04 of Article VI of the Articles of Incorporation contained in Exhibit 3 hereof and incorporated herein by reference and Article II and Section 2 of Article III of the Bylaws contained in Exhibit 3 hereof and incorporated herein by reference.

Exhibit 10 - Material Contracts.

(A)     Vision Bancshares, Inc. Incentive Stock Compensation Plan filed as
Exhibit 10.1 to the Form SB-2 Registration Statement filed on September 28, 1999, and incorporated herein by reference.

(B) Vision Bancshares, Inc. Director Stock Option Plan as Exhibit 10.2 to the Form SB-2 Registration Statement filed on September 28, 1999, and incorporated herein by reference

(C)     Vision Bancshares, Inc. Employee Stock Purchase Plan filed as Exhibit
10.3 to the Form SB-2 Registration Statement filed on September 28, 1999, and incorporated herein by reference.

(D)     Lease Agreement with Gulf Shores Investment Group, LLC filed as Exhibit
10.5 to the Amendment to Form SB-2 Registration Statement filed on September 28, 1999, and incorporated herein by reference.

Exhibit 21 - Subsidiaries of the Registrant.

Exhibit 24 - Power of Attorney.

     Powers of attorney for Officers and Directors, included in the signature page of this Form 10-KSB Annual Report, and incorporated herein by reference.

Exhibit 27 - Financial Data Schedule

                                 SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Vision Bancshares, Inc.

                                    By: /s/ J. Daniel Sizemore
                                    _______________________________________
                                    J. Daniel Sizemore, Chairman, President
                                    and Chief Executive Officer

                                    Date March 29, 2000


                              POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints J. Daniel Sizemore as his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-KSB Annual Statement, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

     In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities indicated on March 29, 2000.

            SIGNATURE                                  TITLE

/s/ J. Daniel Sizemore                   Chairman, President and CEO,
____________________________________     Principal Financial Officer
(J. Daniel Sizemore)

/s/ James Ryan Owen, Jr.                 Director
____________________________________
(James Ryan Owen, Jr.)

/s/ Joe C. Campbell                      Director
____________________________________
(Joe C. Campbell)

/s/ Donald W. Peak                       Director
____________________________________
(Donald W. Peak)

/s/ Thomas Gray Skipper                  Director
____________________________________
(Thomas Gray Skipper)

/s/ Gordon Barnhill, Jr.                 Director
____________________________________
(Gordon Barnhill, Jr.)

/s/ Daniel W. Scarborough                Director
____________________________________
(Daniel W. Scarborough, M.D.)

/s/ Patrick Willingham                   Director
____________________________________
(Patrick Willingham, C.P.A.)

/s/ S. Millard Johnson                   Director
____________________________________
(S. Millard Johnson)

                                         Director
____________________________________
(William T. Carlson, Jr.)

                                         Director
____________________________________
(Rick A. Phillips)

                                         Director
____________________________________
(William D. Moody)

/s/ George W. Skipper, III               Director
____________________________________
(George W. Skipper, III)

/s/ Julian Brackin                       Director
____________________________________
(Julian Brackin)

/s/ Olen E. Crawford                     Director
____________________________________
(Olen E. Crawford)

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act

     The registrant has not distributed an annual report or proxy material to its security holders.

                                                                   Exhibit 21

               LIST OF SUBSIDIARIES OF VISION BANCSHARES, INC.

     Vision Bank is a solely owned subsidiary of Vision Bancshares, Inc. and is an Alabama Banking Corporation.