Form 10KSB
period 2001-12-31
VISION BANCSHARES INC
filed 2002-04-01
CIK 1095861

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark one)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

[ ]  Transition report under section 13 or 15(d) of the Securities Exchange Act
     of 1934 for the transition period from        to
                                            -------   -------

Commission file number:
     333-88073

                             VISION BANCSHARES, INC.
                 (Name of small business issuer in its charter)

                          Alabama                                                          63-1230752
                  (State of incorporation)                                              (I.R.S. Employer
                                                                                        Identification No.)

                     2201 West 1st Street
                     Gulf Shores, Alabama                                                   36542
                      (251) 967-4212                                                      (Zip Code)
(Address of principal executive offices and telephone number)

Securities to be registered under Section 12(b) of the Act:
                      (Title of class)                                          Name of exchange on which registered
                            NONE                                                                NONE

Securities to be registered under Section 12(g) of the Act:
                      (Title of class)
                           NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. X Yes
                                                                            ---
No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                               ---

State issuer's revenues for its most recent fiscal year.      $ 6,870,308

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) NOT APPLICABLE

Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,043,330 shares outstanding as of March 15, 2002

Documents incorporated by reference.If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                   ---

                                     PART I
ITEM 1
Description of Business.

General
-------

     Vision Bancshares was organized as an Alabama corporation on July 16, 1999 and is a bank holding company under the Bank Holding Act of 1956, as amended.

     Vision Bancshares does not have any significant operations and serves primarily as the parent company for Vision Bank. Under the Bank Holding Company Act of 1956, as amended, Vision Bancshares, as a bank holding company, may engage in certain bank related businesses that Vision Bank may not conduct, although Vision Bancshares has no present plans for such activities.

     Vision Bank is a state banking corporation organized under the laws of the State of Alabama. Vision Bank provides general retail and commercial banking services principally to customers in Baldwin County, Alabama through its branch locations in Gulf Shores, Orange Beach, Point Clear and Foley. Vision Bank does not provide trust or fiduciary services, but may do so in the future. Vision Bank opened for business on March 29, 2000.

     Vision Bancshares is in the process of organizing Vision Bank, FSB as a federal savings bank chartered by the Office of Thrift Supervision. Vision Bank, FSB will serve as a depository of funds and as a lender of credit for homes and other goods and services principally to customers in Panama City, Florida, and the Florida panhandle. Vision Bancshares has not yet made any filings with the OTS seeking permission to organize Vision Bank, FSB. Vision Bancshares anticipates that it will take approximately six months from the date of the filing of an application with the OTS for the OTS to grant permission for Vision Bank, FSB to open.

Competition
-----------

     Because Vision Bank is significantly smaller than the majority of our competitors, it may lack the financial and technological resources to compete successfully. Banking is a highly competitive business. Vision Bank competes for customers and employees with banks that are more established as well as with other financial and depository institutions. This will also be true for Vision Bank, FSB, when opened. Many of these institutions have much greater financial resources and experience. The banking business is becoming more dependent on technology, and many customers of banks are utilizing new ways to conduct their banking business such as through the use of personal computers and the Internet. This technology is enabling financial institutions to reach potential customers in geographic areas and in ways not previously served by these institutions. In addition, legislation recently passed by Congress will permit banks and bank holding companies to acquire and operate securities firms, insurance companies, and other businesses in the financial services industry. This legislation may be particularly helpful to larger banks.

Regulation
----------

     Regulatory requirements may impose additional costs on Vision Bank and adversely affect profitability. State and federal banking laws have a material effect on the business and operations of Vision Bancshares and Vision Bank. The operation of Vision Bancshares and Vision Bank are at all times subject to these laws, regulations and procedures. The purpose of those laws is to protect the financial stability of the banking system and consumer and commercial confidence in that system and is not to protect investors. Vision Bancshares is required to comply with all such laws, regulations and procedures.

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

     Under the Alabama Banking Code, a state bank may not declare or pay a dividend in excess of 90% of the net earnings of such bank until the surplus of the bank is equal to at least 20% of its capital, and thereafter the prior written approval of the Superintendent is required if the total of all dividends declared by the bank in any calendar year exceeds the total of its net earnings for that year combined with its retained net earnings for the preceding two years less any required transfers to surplus. No dividends, withdrawals or transfers may be made from the bank's surplus without prior written approval of the Superintendent. As a newly organized bank, Vision Bank may not pay dividends during its first three years of operation without the prior approval of the Superintendent and the FDIC.

     Vision Bancshares and Vision Bank have 47 full-time employees and no part-time employees.

ITEM 2
Description of Property.

     Vision Bank's primary location is 2201 West 1st Street, Gulf Shores, Alabama 36542 with branches at 25051 Canal Road, Orange Beach, Alabama 36561, 17009 Scenic Highway 98, Point Clear, Alabama 36564-9998 and 1190 South McKenzie Street, Foley, Alabama 36535-1817. Its phone number is (251) 967-4212. The mailing address for Vision Bank is P.O. Box 4649, Gulf Shores, Alabama 36547. Vision Bancshares is also located at this address.

     Vision Bank leases a building, consisting of two stories and approximately 9,600 square feet, located at 2201 West 1st Street, Gulf Shores, AL for its main office. The building is owned by Gulf Shores Investment Group, LLC, an entity owned by certain directors of Vision Bancshares. The site is located in the downtown area of the city, with a residential area behind Vision Bank. Downtown Gulf Shores is a civic area; approximately two miles south is the beach, located on the Gulf of Mexico. Two strip shopping centers are within 1/2 miles of downtown. Highway 59 near the bank site offers access to and from the downtown district. Surrounding the bank office building are other large and small office buildings. The location is convenient to both residential areas and businesses.

     Vision Bank operates a branch located at 25051 Canal Road in Orange Beach, Alabama, approximately 10 miles east of Gulf Shores. The branch operates from the first floor of a two-story building consisting of approximately 7,000 square feet, owned by Gulf Shores Investment Group, LLC, and leased to Vision Bank. The Operations and Accounting departments of Vision Bank will occupy the second floor of this building. The property is flanked by small retail businesses and is located near a prime traffic conduit. The variety of surrounding businesses will encourage use at diverse hours; the site is located next to a retail strip center, across the street from an office and warehouse building, adjacent to a governmental authority and less than one block from a satellite branch of Columbia Southern University. The location is convenient to both residential areas and businesses.

     In May 2000, the Company entered into an arrangement, as tenant, with Gulf Sand and Gravel, an independent third party, pursuant to which Vision Bancshares and Vision Bank leased commercial office space located at 224 West 19th Avenue, Gulf Shores, Alabama. The amount of space leased and the use of the space has varied from time-to-time. Vision Bank currently leases approximately 1,000 square feet at this location to house its Accounting and Operations departments. Vision Bank anticipates relocating these departments to its new Orange Beach facilities during the first quarter of 2002.

     Vision Bank operates a branch in Point Clear, Alabama. The branch operates out of the old Point Clear Post Office at 17009 Scenic Highway 98, Point Clear, Alabama. The building is approximately 1,200 square feet. In November 2000, Vision Bank entered into a lease agreement, as tenant, with independent third parties, pursuant to which Vision Bank leased the real property on which its Point Clear Branch is located. The neighborhood surrounding the branch includes a United States Post Office, The Grande Hotel, restaurants, antique shops, small retail businesses, and real estate sales offices. Within a one mile radius of the location are primarily single-family dwellings and of low density residential use. Point Clear is best described as a resort and retirement community with the branch located in the small business and service district of the community.

     In July 2001, Vision Bank acquired a branch located at 1190 South McKenzie, Foley, Alabama, from Union Planters Bank. As a part of this acquisition, Vision Bank assumed the lease with D.I.D. Market Development Co., an independent third party, pursuant to which Vision Bank leased the premises for its Foley branch. This facility consists of approximately 1,200 square feet of commercial space situated in a strip shopping center. This property is flanked by small retail businesses and is located on Highway 59, a prime traffic conduit. The location is convenient to both residential areas and businesses.

     Management insures and will continue to insure its properties adequately.

ITEM 3
Legal Proceedings.

     Not Applicable.

ITEM 4
Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                     PART II

ITEM 5
Market for Common Equity and Related Stockholder Matters.

Marketability of Securities
---------------------------

     Vision Bancshares does not expect that a public trading market, or public price quotations of the shares, will develop, and, thus, a shareholder may find it difficult to resell shares of Vision Bancshares.

     Vision Bancshares sold 839,217 shares in an offer that expired on March 31, 2000, at $10.00 per share, and 203,613 shares in an offer that expired on September 30, 2001, at $15.00 per share. As of December 31, 2001, Vision Bancshares' Employee Stock Purchase Plan had issued a total of 350 shares in its Employee Stock Purchase Plan at 85% of the price of the shares on the date such shares were subscribed. Under the Employee Stock Purchase Plan, 200 shares were issued in March 2001 at a price of $8.50 per share (85% of $10.00) and 150 shares were issued in August 2001 at a price of $12.75 per share (85% of $15.00). Management is unaware of any privately negotiated transactions that have taken place.

     Vision Bancshares has 142,500 shares of common stock currently subject to options under its stock option plans and an additional 157,500 shares of common stock that Vision Bancshares may grant as options under its stock option plans. Under its Employee Stock Purchase Plan, 350 shares have been purchased. No holders of shares of common stock or options have the right to require that Vision Bancshares undertake the registration of their shares or to include their shares in any registration statement undertaken by Vision Bancshares.

Dividend Policy
---------------

     It is not likely in the near future that Vision Bancshares will generate sufficient profit to justify or allow it to pay dividends. Vision Bancshares will rely on the payment of dividends to it by Vision Bank (and in the future, Vision Bank, FSB if organized) in order to provide funds for the payment of dividends by it to its shareholders. In no event during the first three years of operations may any dividends be declared or paid by Vision Bank without the approval of the Alabama Banking Department and the Federal Deposit Insurance Corporation, and we expect similar restrictions to be imposed upon Vision Bank, FSB, when organized. In addition, banking regulations restrict the payment of dividends under certain circumstances. Future dividend policy of Vision Bancshares will be subject therefore not only to banking regulations, but to the discretion of the directors, and will be contingent on Vision Bank's financial condition, capital requirements, general business conditions and other factors. Vision Bancshares has not paid any dividends and do not expect cash dividends to be paid during at least the first three years of operation.

ITEM 6
Management's Discussion and Analysis or Plan of Operation.

     The purpose of this discussion is to focus on the significant changes in the financial condition and results of operations of the Company and its subsidiary during 1999, 2000, and 2001. This discussion and analysis is intended to supplement and highlight information contained in the Company's consolidated financial statement and related notes presented elsewhere in this Report.

     The following discussion as well as all statements in this Form 10-KSB include "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "may" and "should." We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions and government fiscal and monetary policies, changes in prevailing interest rates and effectiveness of the Company's interest rate strategies, laws, regulations and regulatory authorities affecting financial institutions, changes in and effectiveness of the Company's operating or expansion strategies, geographic concentration of the Company's assets and operations, competition from other financial services companies, unexpected financial results or outcomes of legal proceedings, and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.

Summary

     For comparative purposes, it is important for the reader to note that the Company was organized in July 1999. Therefore, the results of operations for 1999 primarily reflect the first six months of the start-up phase of the Company. Vision Bank, the Company's wholly owned bank subsidiary, began operations in March 2000. During 2001, Vision Bank was in operation for a full twelve months, while as of December 31, 2000, Vision Bank had been in operation for approximately nine months.

     The Company's net loss of approximately $384,000 for 2001 represented a 6.34% decline from 2000's net loss of approximately $410,000, which was a 97.1% increase from net loss of approximately $208,000 for 1999. When stated as changes in basic earnings per share, the 2001 basic loss per share of $0.44 represented a 31.3% decrease from the 2000 basic loss per share of $0.64. The average number of shares outstanding increased 36.6% during 2001, due to the issuance of additional 203,963 shares of Common Stock.

     In 2000 and 2001, the Company raised capital through the sale of shares of its Common Stock. The Company sold to the public, in an offer that expired March 31, 2000, 839,217 newly issued shares of common stock at a price of $10.00 per share raising approximately $8,268,000 after expenses of the offering. In an offering that expired September 30, 2001, the Company sold to the public 203,613 newly issued shares of common stock at a price of $15.00 per share raising approximately $2,976,000 after expenses of the offering.

Earning Assets

     The Company's average earning assets in 2001 increased 192.8% over that for 2000, primarily as a result of increases in the loan portfolio. Average earnings assets accounted for 96.1% of the Company's average total assets for 2001. In 2000, average earning assets represented 95.9% of the Company's average total assets for 2000. The Company did not have earning assets in 1999.

     The Company's mix of average earning assets changed significantly during 2001, compared to 2000. Average loans, net of unearned income, represented 81.5% and 52.7% of average earning assets during 2001 and 2000, respectively. Average investment securities represented 11.9% of average earning assets in 2001, compared to 9.2% in 2000. Average interest bearing deposits with other banks and federal funds sold represented 6.5% of average earning assets in 2001, compared to 38.1% in 2000. The increased volume in earning assets contributed to the higher net interest income reported by the Company during these two periods.

     Total loans, net of unearned income, increased approximately $45,372,000, or 138.2%, to $78,195,000 at December 31, 2001 from $32,823,000 at December 31,
2000. The Company did not have any loans outstanding at December 31, 1999 as it was under organization during the last six months of 1999. Increases were experienced in all loan categories. Commercial, financial and agricultural loans increased approximately $22,129,000, or 148.6%, to $37,021,000 December 31, 2001
from $14,892,000 at December 31, 2000. Commercial, financial and agricultural loans represented 47.3% and 45.4% of outstanding loans at December 31, 2001 and 2000, respectively. Real estate-construction loans were approximately $7,446,000 at December 31, 2001 compared to $824,000 at December 31, 2000, representing an increase of approximately $6,622,000, or 803.6%. Real estate-construction loans represented 9.5% of total outstanding loans at December 31, 2001 and 2.5% of total outstanding loans at December 31, 2000. Real estate-mortgage loans increased approximately $12,572,000, or 95.0%, to $25,803,000 at December 31, 2001, compared to

$13,231,000 at December 31, 2000. Real estate-mortgage loans represented 33.0% and 40.3% of total outstanding loans at December 31, 2001 and 2000, respectively. Consumer loans were approximately $7,925,000 at December 31, 2001 compared to $3,876,000 at December 31, 2000, representing an increase of $4,049,000, or 104.5%.

            [The remainder of this page was intentionally left blank]

     The following table shows the classification of loans by major category at December 31, 2001 and 2000, respectively. There were no loans in 1999 as the Company was organizing at such time.

Loan Portfolio
                                           December 31,
                             ---------------------------------------
                                    2001                2000
                             ------------------   ------------------
                                       Percent              Percent
                              Amount   of total   Amount    of total
                             ------------------   ------------------
                                     (Dollars in thousands)
Commercial, financial and
  agricultural               $37,021      47.3%   $14,892     45.4%
Real estate - construction     7,446       9.5%       824      2.5%
Real estate - mortgage        25,803      33.0%    13,231     40.3%
Consumer                       7,925      10.1%     3,876     11.8%
                             -----------------    ------------------
                              78,195     100.0%    32,823    100.0%
                                         =====               =====

Allowance for loan losses      1,013                  396
                             -------              -------

Net loans                    $77,182              $32,427
                             =======              =======

     The following table provides maturities of certain loan classifications and an analysis of these loans maturing as of December 31, 2001.

Selected Loan Maturity and Interest Rate Sensitivity

                                                     December 31, 2001
                             -----------------------------------------------------------------------

                                          Maturity
                             ------------------------------------           Rated structure for loans
                                                                            maturing over one year
                                        Over one                           -------------------------
                               One        year                               Fixed       Floating or
                             year or    through        Over                 interest     adjustable
                              less     five years   five years    Total       rate          rate
                             -------   ----------   ----------   -------   ---------     -----------
                                                      (in thousands)
Commercial, financial
  and agricultural           $21,297     $14,486      $1,238     $37,021    $11,641         $4,083

Real estate - construction     7,291         155          --       7,446        155             --
                             -------------------      ------------------    ----------------------
                             $28,589     $14,640      $1,238     $44,467    $11,796         $4,083
                             ===================      ==================    ======================


Investment Portfolio

     The composition of the Company's investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. The Company's entire portfolio is classified as available for sale to appropriately reflect the nature of the Company's holdings that are available for sale should liquidity needs dictate. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. Investments securities with a carrying value of approximately $11,445,000 and $7,765,000 was pledged to secure certain deposits at December 31, 2001 and 2000, respectively.


     During 2001, 2000 and 1999, respectively, there were no sales of gross investment securities. Maturities, calls and paydowns were approximately $2,988,000, representing 34.7% of the average portfolio for year 2001. Maturities, calls and paydowns totaled approximately $62,000 and $0 in 2000 and 1999, respectively. At December 31, 2001, gross unrealized gains in the portfolio were approximately $118,000, compared to $63,000 at December 31, 2000. Gross unrealized losses amounted to approximately $132,000 at December 31, 2001, compared to $7,000 at December 31, 2000. These fluctuations in the gross unrealized gains and losses in the Company's investment portfolio resulted primarily from growth in investment securities coupled with their reaction to changes in market interest rates.

     Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Company's mortgage-backed securities portfolio as of December 31, 2001 and 2000 contained no interest-only strips and the amount of unamortized premium on mortgage-backed securities at December 31, 2001 was $10,464, compared to $0 at December 31, 2000. The recoverability of the Company's investment in mortgage-backed securities is reviewed periodically by management, and if necessary, appropriate adjustments would be made to income for impaired values.

     The carrying amount of investment securities at the end of each of the last two years is set forth in the following table. The Company did not have any investment securities in 1999 as it was under organization at that time.

Investment Portfolio
                                                         2001              2000
                                                       -------------------------
                                                        (Dollars in thousands)
U.S. government and agency securities                    2,135             4,051

Mortgage-backed securities                               9,807             2,459

State and municipal securities                              --                --

Equity securities                                          366                85
                                                       -------------------------
                                                       $12,308            $6,595
                                                       =========================

     Average investment securities were approximately $8,620,000 at December 31, 2001 and $2,268,000 at December 31, 2000, representing an increase of 280.1%. The Company did not have investment securities during 1999. Total investment securities increased approximately $5,714,000, or 86.6%, to $12,308,000 at December 31, 2001, compared to $6,595,000 at December 31, 2000. During 2001 and 2000, the Company did not have any non-taxable investment securities. At December 31, 2001, U.S. government and agency securities represented 17.3% of the total investment securities portfolio compared to 61.4% at year-end 2000.

     The maturities and weighted average yields of the investments in the year-end 2001 portfolio of investment securities are presented below. No taxable equivalent adjustments (using a 34% tax rate) are required because the Company had no tax-exempt obligations during 2001 and 2000. The average maturity of the investment portfolio was approximately 12.8 years at year-end 2001 compared to
11.6 years at year-end 2000 with an average yield of 6.06% and 6.94% at December 31, 2001 and 2000, respectively. Mortgage-backed securities have been included in the maturity table based upon the guaranteed payoff date of each security.

Investment Portolio Maturity Schedule

                                                                 December 31, 2001
                                     ----------------------------------------------------------------------
                                                                      Maturing
                                     ----------------------------------------------------------------------
                                         Within         After One but      After Five but        After
                                        One Year      Within Five Years   Within Ten Years     Ten Years
                                     ----------------------------------------------------------------------
                                     Amount   Yield    Amount   Yield      Amount   Yield    Amount   Yield
Securities-All Available for Sale:                           (Dollars in Thousands)
----------------------------------
U.S. Government agencies             $1,007   6.67%    $  530   6.83%      $   --   0.00%    $  599   7.46%
Mortgage-backed securities           $   --   0.00%    $  980   5.08%      $1,477   5.36%    $7,349   5.88%
Equity securities                        --   0.00%        --   0.00%          --   0.00%       366   0.00%
                                     ------            ------              ------            ------
              Total                  $1,007   6.67%    $1,510   5.67%      $1,477   5.36%    $8,314   6.33%
                                     ======            ======              ======            ======

     Average Federal Funds sold decreased approximately $2,301,000 or 32.8% to $4,720,000 at December 31, 2001 from $7,021,000 at December 31, 2000. There were no Federal Funds sold during 1999. These fluctuations resulted from ordinary increases and decreases in loan demand and the level of deposit balances as well as the short-term reinvestment of funds associated with restructuring of the Company's investment securities portfolio. As a percentage of average earning assets, these funds represented 6.5% for 2001, compared to 28.4% for 2000.

     Interest-bearing deposits with other banks accounted for 9.6% of the Company's average earning assets during 2000. The Company did not have any interest-bearing deposits with other banks during 2001 and 1999.

     There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

Deposits

     Vision Bank's primary source of funds is its deposits. Continued enhancement of existing products, emphasis upon better customer service and expansion into new market areas have fueled the growth in Vision Bank's deposit base. Emphasis has been placed upon attracting consumer deposits. It is the Company's intent to expand its consumer base in order to continue to fund asset growth.

     At December 31, 2001, the Company's total deposits were approximately $87,070,000, an increase of $44,966,000, or 106.8%, compared to total deposits of $42,104,000 at December 31, 2000. This significant increase in total deposits resulted as the Company offered competitive rates to attract new deposits in 2001 and 2000, coupled with Vision Bank's expansion of two new offices in Point Clear, Alabama and Foley, Alabama in 2001. Noninterest-bearing demand deposits increased approximately $3,993,000, or 145.7%, to $6,734,000 at December 31, 2001, compared to $2,741,000 at December 31 2000. Interest-bearing demand deposits were approximately $8,409,000 and $7,116,000 at December 31, 2001 and 2000, respectively. This represents an increase of $1,293,000, or 18.2% during 2001. The savings account category, which includes money market deposit accounts, increased approximately $15,143,000, or 121.1%, to $27,652,000 at December 31, 2001 from $12,509,000 at December 31, 2000. Certificates of deposit less than $100,000 were approximately $30,434,000 at December 31, 2001, compared to $13,228,000 at December 31, 2000. This represents an increase of $17,206,000, or 130.1%, during 2001. Certificates of deposit in denominations of $100,000 or more increased approximately $7,331,000, or 162.5%, to $11,842,000 at December 31, 2001 from $4,511,000 at December 31, 2000. During 2001, the Company did experience some shift in its deposit mix as most of the growth in 2001 was in the savings deposits, which include money market deposit accounts, and certificates of deposit categories. The Company had $2,000,000 in time deposit open accounts at December 31, 2001 and 2000.

     The following table presents the average amounts outstanding and the average rates paid for each of the major classifications of deposits for the 12-month periods ending December 31, 2001 and 2000:

Average Deposit Balances and Rate Paid

                                            ------------------------------------
                                                  2001                2000
                                            ------------------------------------
                                                      Average             Average
                                            Average    rate     Average    rate
                                            balance    paid     balance    paid
                                            ------------------------------------
                                                   (Dollars in thousands)
Noninterest-bearing demand                  $ 6,079    0.00%    $ 2,252    0.00%
Interest-bearing demand                       7,072    3.46%      1,833    3.93%
Savings and Money Market Deposit accounts    19,066    4.04%      4,635    5.87%
Time                                         34,542    5.68%      8,889    7.09%
                                            -------             -------
  Total /(1)/                               $66,759    4.91%    $17,609    6.34%
                                            =======             =======

----------
/(1)/ The rate paid on total average deposits represents the rate paid on total average interest-bearing deposits only.

     During 2001, the Company's average total interest-bearing deposits increased approximately $45,323,000, or 295.1%, to $60,680,000 at December 31, 2001 from $15,357,000 at December 31, 2000. Average noninterest-bearing demand deposits increased approximately $3,827,000, or 169.9%, to $6,079,000 at December 31, 2001, compared to $2,252,000 at December 31 2000. Average interest-bearing demand deposits were approximately $7,072,000 and $1,833,000 at December 31, 2001 and 2000, respectively. This represents an increase of $5,239,000, or 285.8% during 2001. Average balances in the savings account category, which includes money market deposit accounts, increased approximately $14,431,000, or 311.3%, to $19,066,000 at December 31, 2001 from $4,635,000 at
December 31, 2000. Average time deposits were approximately $34,542,000 at December 31, 2001, compared to $8,889,000 at December 31, 2000. This represents an increase of $25,653,000, or 288.6%, during 2001.

     The maturities of the time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 2001 are summarized in the table below.

Maturities of Large Time Deposit

                                         December 31, 2001
                                 ---------------------------------
                                    Time         Other
                                 Certificates     Time
                                  of Deposit    Deposits    Total
                                 ------------   --------   -------
                                            (in Thousands)
Three months or less               $ 3,025       $2,000    $ 5,025
Over three through six months        3,687           --      3,687
Over six through twelve months       2,263           --      2,263
Over twelve months                   2,867           --      2,867
                                   -------       ------    -------
                                   $11,842       $2,000    $13,842
                                   =======       ======    =======

Borrowed Funds

     Vision Bank has used borrowed funds on a limited basis as a source of funding asset growth in excess of deposit growth and for short-term liquidity needs. The mixture of borrowed funds and deposits as sources of funds depends on the relative availability and costs of those funds and Vision Bank's need for funding.

     Since it's inception, the Company's borrowed funds consisted primarily of short-term borrowings of federal funds purchased. At year-end 2001 and 2000, Vision Bank had $3,750,000 in available lines to purchase federal funds, on an unsecured basis, from three of its correspondent banks. At December 31, 2001 and 2000, Vision Bank had no funds advanced against these lines. In addition, during 2001, Vision Bank became a member of the Federal Home Loan Bank of Atlanta (FHLB-Atlanta). As a result, the Bank has access to different credit plans offered through the FHLB-Atlanta. At December 31, 2001, the Bank had not drawn on these credit lines nor established a credit availability limit.

            [The remainder of this page was intentionally left blank]

     The following table sets forth, for the periods indicated, certain information about the Company's short-term borrowings.

Short-term Borrowings

                                  At December 31,
                                ------------------                           Maximum
                                          Weighted              Weighted   Outstanding
                                          Average     Average   Average      At Any
                                Balance    Rate       Balance     Rate      Month-End
                                -------   --------   --------   --------   -----------
                                                (Dollars in thousands)
2001:
  Federal funds purchased        $ --       0.00%      $140       2.15%       $750
  Other short-term borrowings      --       0.00%        --       0.00%         --
                                 ----                  ----                   ----
    Total                        $ --       0.00%      $140       2.15%       $750
                                 ====                  ====                   ====
2000:
  Federal Funds Purchased        $ --       0.00%      $ --       0.00%       $ --
  Other short-term borrowings      --       0.00%       120       9.92%       $ --
                                 ----                  ----                   ----
    Total                        $ --                  $120                   $ --
                                 ====                  ====                   ====
1999:
  Federal Funds Purchased        $ --       0.00%      $ --       0.00%       $ --
  Other short-term borrowings     390       9.97%       195       9.97%        390
                                 ----                  ----                   ----
    Total                        $390                  $195                   $390
                                 ====                  ====                   ====

The Company has not had any Long-Term debt since its inception.

Liquidity Management

     Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of Vision Bank's customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

     The primary function of asset and liability management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can also meet the investment objectives of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both its customers' needs and its shareholders' objectives. In a banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis. Payment of dividends by the Company is at the discretion of the Company's Board of Directors, and is dependent upon, among other things, the Company's earnings, financial condition and capital ratios.

     Proceeds from the sale of stock and dividends paid by Vision Bank are the primary source of funds available to the Company for payment of operating expenses and dividends to its shareholders.

The Board of Directors has not declared or paid a dividend during years 2001, 2000 and 1999. As new corporations, it is not likely that Vision Bancshares or Vision bank will achieve in their early years of operations a level of profitability that would justify or allow the payment of dividends. Vision Bancshares has not and will not likely generate any significant earnings on its own, and it will depend upon the payment of dividends by Vision Bank, if it is to pay dividends on its common stock. It is expected that for at least the next year of operation for Vision Bank, all earnings will be retained by Vision Bank for the future needs of the bank. State and federal banking laws restrict the payment of dividends by banks, and in no event may dividends be paid by Vision Bank during the first three years of operation without the approval of the Alabama Banking Department and the Federal Deposit Insurance Corporation.

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales, maturities, calls and pay downs of investment securities. Real estate-construction, commercial, financial and agricultural loans that mature in one year or less totaled approximately $28,589,000, or 36.6% of loans, net of unearned income, at December 31, 2001, and investment securities maturing in one year or less totaled $1,007,000, or 8.2% of the investment portfolio, at December 31, 2001. Other sources of liquidity include cash on deposit with other banks and short-term investments such as federal funds sold.

     The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. Funds are also available through the purchase of federal funds from other commercial banks. As members of FHLB of Atlanta, Vision Bank also has access to various credit programs to assist with liquidity needs. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable Company cash position.

     As a result of leasing its banking facilities, the Company's fixed assets primarily consist of furniture, fixtures and equipment and leasehold improvements. The company had no material commitments for capital expenditures at December 31, 2001.

Interest Rate Sensitivity and Market Risk

     The Company's net interest income, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. Interest rate sensitivity is a function of the repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities. Management monitors its interest rate risk exposure through the use of a Static Gap analysis and an Interest Rate Shock analysis.

     The static gap analysis measures the amount of repricing risk embedded in the balance sheet at a specific point in time, by comparing the difference in the volume of interest-earning assets and interest-bearing liabilities that are subject to repricing within specific time periods. At December 31, 2001, the Company was asset sensitive, indicating that it had more interest-bearing assets than interest-earning liabilities repricing during the twelve months ending December 31, 2002. The cumulative static gap position of rate sensitive assets to rate sensitive liabilities at December 31,

2001 were: i) 1.14% at 30 days; ii) 1.11% at 90 days; iii) 1.03% at 180 days;
and iv) 1.02% at 365 days.

     The following table sets forth the Company's maturity and repricing exposure at December 31, 2001 for the time frames presented:

                                           Three     Months to    Three     Three
                                           Months    One Year     Years     Years     Total
                                           -------------------------------------------------
                                                        (Dollars In Thousands)
Earning Assets:

  Interest-bearing deposits in banks       $ 2,603         --         --        --   $ 2,603
  Investment securities                      1,411      1,803      3,781     5,313    12,308
  Loans                                     33,598     15,961     12,912    15,724    78,195
                                           -------------------------------------------------
     Total interest earning assets          37,612     17,764     16,693    21,037    93,106

Interest-bearing Liabilities:
  Interest-bearing demand deposits (1)          --         --         --     8,409     8,409
  Savings                                   23,136         --         --     4,516    27,652
  Certificates of deposits                   8,634     20,641      8,400     4,600    42,275
  Time open deposit accounts                 2,000                    --        --     2,000
                                           -------------------------------------------------
     Total interest-bearing liabilities    $33,770    $20,641    $ 8,400   $17,525   $80,336
                                           -------------------------------------------------
Interest rate sensitivity gap              $ 3,842    $(2,877)   $ 8,293   $ 3,512   $12,770
                                           -------------------------------------------------
Cumulative interest rate sensitivity gap   $ 3,842    $   965    $ 9,258   $12,770
                                           =======================================

The interest rate shock analysis measures the impact on the Company's net interest income as a result of an immediate and sustained shift in interest rates. The movement in market rates are based on statistical regression analyses while management makes assumptions concerning balance sheet growth and the magnitude of interest rate movements for certain interest-earning assets and interest-bearing liabilities. Using actual maturity and repricing opportunities of the Company's portfolio, in conjunction with management's assumptions, a rate shock analysis is performed using a plus 200 basis points shift and a minus 200 basis points shift in interest rates. Based on the Company's December 31, 2001 Asset/Liability Analysis, the Company's net interest income would decline $339,000, or 6.36%, during the twelve months ending December 31, 2002, as a result of a 200 basis points decrease in the interest rate environment. A 200 basis points increase in interest rates would result in a $9,000, or 0.17%, increase in net interest income for the same period. The following table estimates the impact of shifts in interest rates on the Company's net interest income for the 12 months ending December 31, 2002:

            [The remainder of this page was intentionally left blank]

                               Rate Shock Analysis

                                               -200                   200
                                              Basis       Stable     Basis
                                              Points      Rates      Points
                                              ------------------------------
                                                  (Dollars in thousands)

Interest income                               $7,538      $8,232     $9,159

Interest expense                               2,549       2,904      3,822
                                              -----------------------------

Net Interest Income                           $4,989      $5,328     $5,337
                                              ======      ======     ======

Dollar change from Level                        (339)         --          9

Percentage change from level                   -6.36%         --       0.17%

     While movement of interest rates cannot be predicted with any certainty, management believes that the Company's current interest rate sensitivity analysis fairly reflects its interest rate risk exposure during the twelve months ending December 31, 2002. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.

Capital Resources

     A strong capital position is vital to the continued profitability of the Company because it promotes depositor and shareholder confidence and provides a solid foundation for future growth of the organization. In 2000 and 2001, the Company raised capital through the sale of shares of its Common Stock. Both offerings were closed upon being fully subscribed. The Company sold to the public, in an offering that expired March 31, 2000, 839,217 newly issued shares of common stock at a price of $10.00 per share raising approximately $8,268,094 after expenses of the offering. In an offering that expired September 30, 2001, the Company sold 203,613 newly issued shares of common stock at a price of $15.00 per share raising approximately $2,976,034 after expenses of the offering. The net proceeds from all offerings have been available for capital enhancement, growth and expansion of the Company and general corporate purposes.

     Bank regulatory authorities have issued risk-based capital guidelines that take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, amounted to approximately $10,127,000 at December 31, 2001 compared to approximately $7,277,000 at December 31, 2000. This increase in Tier I capital at December 31, 2001 resulted primarily from sale of stock during 2001. Tier II capital components include supplemental capital components, such as qualifying allowance for loan loss. Due to the increase in Vision Bank's allowance for loan losses during 2001, the qualifying portion of the allowance included as a Tier II capital component resulted in an increase in Total Risk-based capital. Tier I capital plus the Tier II capital components are referred to as Total Risk-based capital, which was approximately $11,140,000 and $7,673,000 at year-end 2001 and 2000, respectively. The percentage ratios, as calculated under the guidelines, for Tier I and Total Risk-based capital were 12.39% and 13.63%, respectively, at December 31, 2001, compared to 19.71% and 20.78%, respectively, at year-end 2000. The decline in these ratios resulted from a significant growth of 121.3% in risk-weighted assets. The Company and Vision Bank were considered well capitalized at December 31, 2001, as both Tier I and Total Risk-based capital exceeded the regulatory minimum ratios of 6% and 10%, respectively. Applying the current guidelines to 2000, the Company and Vision Bank were considered well capitalized at year-end 2000.

     Another important indicator of capital adequacy in the banking industry is the leverage ratio. The Tier I Leverage ratio as defined is the ratio that the Company's Tier I capital bears to total average assets minus goodwill. The Company's Tier I Leverage ratios were 10.31% and 15.10% at December 31, 2001 and 2000, respectively, exceeding the regulatory minimum requirement of 4%.

     The following table illustrates the Company's regulatory capital ratios at December 31, 2001 and 2000:

Capital Adequacy Ratios

                                           December, 31
                                        ------------------
                                         2001       2000
                                        -------    -------
                                          (in thousands)

Tier I Capital                          $10,127    $ 7,277
Tier II Capital                           1,013        396
                                        -------    -------

    Total Qualifying Capital            $11,140    $ 7,673
                                        =======    =======
Risk Weighted Total Assets (including
    off-balance sheet exposures)        $81,702    $36,927
                                        =======    =======

Tier I Risk-Based Capital Ratio           12.39%     19.71%
                                        =======    =======

Total Risk-Based Capital Ratio            13.63%     20.78%
                                        =======    =======

Leverage Ratio                            10.31%     15.10%
                                        =======    =======

            [The remainder of this page was intentionally left blank]

     In addition to regulatory requirements, a certain level of capital growth must be achieved to maintain appropriate ratios of equity to total assets. The following table summarizes these and other key ratios for the Company for each of the last three years.

Return on Equity and Assets

                                                   Years Ended December 31,
                                                  2001       2000     1999
                                                 -------    -----    ------
Return on average assets .....................    (0.5%)    (1.6%)   (144.3%)
Return on average equity .....................    (4.8%)    (7.5%)    209.9%
Dividend payout ratio ........................     0.0%      0.0%       0.0%
Average equity to average assets ratio .......    10.7%     21.3%     (68.8%)

     The Company's return on average assets ratio, which is computed by dividing net income (loss) by average assets, improved in 2001 to a negative 0.5% from a negative 1.6% in 2000. The increase in 2001 was due to the net loss of approximately $384,000 incurred by the Company in 2001, compared to net loss of $410,000 in 2000 and $208,000 in 1999. In addition, average assets increased 192.2% during 2001 to $75,211,000, compared to average assets of $25,736,000 during 2000 and $144,000 during 1999. The Company's return on average assets ratio improved in 2000, compared to 1999, primarily due to an increase of $25,592,000 in average assets in 2000.

     The Company's return on average equity ratio, which is computed by dividing net income by average shareholders' equity, increased significantly in 2001 to a negative 4.8%, from a negative 7.5% in 2000. The improvement in 2001 was due to the net loss of approximately $384,000 incurred by the Company in 2001, compared to net loss of $410,000 in 2000 and $208,000 in 1999. In addition, average shareholders' equity increased 46.1% to $8,014,000 during 2001, compared to $5,484,000 during 2000 and a negative $99,000 during 1999.

     The Board of Directors has not declared or paid a dividend during years 2001, 2000 and 1999. As new corporations, it is not likely that Vision Bancshares or Vision bank will achieve in their early years of operations a level of profitability that would justify or allow the payment of dividends. Vision Bancshares has not and will not likely generate any significant earnings on its own, and it will depend upon the payment to its of dividends by Vision Bank, if it is to pay dividends on its common stock. It is expected that for at least the next year of operation for Vision Bank, all earnings will be retained by Vision Bank for the future needs of each bank. State and federal banking laws restrict the payment of dividends by banks, and in no event may dividends be paid by Vision Bank during the first three years of operation without the approval of the Alabama Banking Department and the Federal Deposit Insurance Corporation.

Results of Operations

Net Interest Income

     Net interest income is the principal source of a financial institution's earnings stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities impact net interest income. The Company had no tax-exempt earning assets for the three years reported; therefore, there is no fully taxable equivalent effect on the Company's results of operations.

     Net interest income for 2001, before the provision for loan losses, increased approximately $1,970,000, or 150.3%, to $3,281,000 from $1,311,000 in
2000, compared to an increase of $1,320,000 in 2000 from a net interest loss of $9,000 in 1999. The Company experienced significant growth in both average earning assets and average interest-bearing liabilities during 2001 and 2000. The "Rate/Volume Variance Analysis" table in the section below provides information about changes in interest income, interest expense and net interest income due to changes in average balances and rates.

     The Company's interest income increased approximately $3,968,000, or 173.4%, to $6,256,000 in 2001 from $2,288,000 in 2000. The Company did not have interest income in 1999. The increase in 2001 was due to the 192.8% increase in average earning assets that was somewhat offset with a 61 basis points decrease in the yield on average earning assets during 2001. The interest income on loans increased 234.6% during 2001, primarily due to an increase of 352.6% in the average loan balances outstanding that was partially offset by a decrease in the yield on loans of 331 basis points. The interest income on investment securities increased 220.0% during 2001, compared to 2000 due to an increase in average balance outstanding. Interest income on federal funds sold declined $233,000 or 56.4%, as those funds were used to fund loans and investment securities. The Company did not have any interest income on investment securities in 1999.

     During 2001, the Company's interest expense increased approximately $1,997,000, or 204.4%, to $2,974,000 from $977,000 in 2000, as average interest-bearing liabilities outstanding during 2001 increased 293.0%. In 2000, interest expenses increased $968,000 to approximately $977,000 from $9,000 in 1999, due to the growth of the Company. Interest-bearing deposits are the major component of interest bearing liabilities, representing 99.8% in 2001 and 99.2% in 2000 of average total interest-bearing liabilities outstanding. The Company did not have any interest bearing deposits in 1999. While average interest-bearing deposits outstanding increased 295.1% during 2001, the rate paid on these average balances reflected a decrease of 144 basis points. Interest expense on short-term borrowings during 2001 totaled $3,301as compared to $3,307 for 2000. The Company has not had any long-term debt for the years it has been in operation. The Company has not borrowed funds from the FHLB.

     The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The Company's net interest margin for 2001 was 4.54%, compared to 5.31% for 2000.

     The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a more direct perspective to the effect of market interest rate movements. The net interest spread for 2001 increased 81 points to 3.77% from the Company's 2000 spread of 2.96% as the cost of interest-bearing sources of funds decreased 142 basis points while the yield on earning assets decreased 61 basis points. The net interest spread for 1999 was (9.97)% since the Company was organizing at this time and did not have any interest income. See the tables in this section below entitled "Consolidated Average Balances, Interest Income/Expenses and Yields/Rates" and "Rate/Volume Variance Analysis" for more information.

     The following tabulation presents certain net interest income data without modification for assumed tax equivalency:

                                                         December 31,
                                                 --------------------------
                                                 2001       2000       1999
                                                 ----       ----       ----
Rate earned on earning assets (1)                8.66%      9.27%      0.00%

Rate paid on borrowed funds                      4.89%      6.31%      9.97%

Interest rate spread                             3.77%      2.96%      -9.97%

Net Yield on earning assets (1)                  4.54%      5.31%      0.00%

(1) The Company had no interest-earning assets during 1999.

     During 2001, the banking industry experienced a declining interest rate environment as the prime interest rate moved from 9.50% to 4.75%.

     In 2000, the rate increased by 25 basis points each in January and March 2000 and increased by 50 basis points in May 2000. In addition, the banking industry experienced an increasing interest rate environment during 1999 as evidenced by increases of 25 basis points each, in June, August and November.

     The "Consolidated Average Balances, Interest Income/Expenses and Yields/Rates" and the "Rate/Volume Variance Analysis" tables are presented on the following four pages. The Consolidated Average Balances/Interest Income/Expenses and Yields/Rates table presents, for the periods shown, the average balance of certain balance sheet items, the dollar amount of interest income from average earning assets and resultant yields, the interest expense and rate paid on average interest-bearing liabilities, and the net-interest margin. The Rate/Volume Variance Analysis table presents an analysis of changes in interest income, interest expense and net interest income attributable to changes in volume and interest rate.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates On a Taxable Equivalent Basis

                                                                          December 31,
                                                   ---------------------------------------------------------
                                                               2001                          2000
                                                   ---------------------------   ---------------------------
                                                   Average              Yield/   Average              Yield/
                     ASSETS                        Balance   Interest    Rate    Balance   Interest    Rate
------------------------------------------------------------------------------   ---------------------------
                                                                      (Dollars in thousands)
Interest Earning Assets:
    Loans, net of unearned income                  $58,921    $5,515     9.36%   $13,017    $1,649    12.67%
    Investment securities:
                      Taxable                        8,620       560     6.50%     2,268       175     7.72%
                   Tax-exempt                            0         0     0.00%         0         0     0.00%
                                                   -----------------             -----------------
     Total investment securities                     8,620       560     6.50%     2,268       175     7.72%

    Interest bearing deposits with other banks           0         0     0.00%     2,375        51     2.15%
    Federal funds sold                               4,720       180     3.81%     7,021       413     5.88%
                                                   -----------------             -----------------
     Total interest earning assets                  72,261     6,255     8.66%    24,681     2,288     9.27%

Cash and due from banks                              1,736                           606
Premises and Equipment                                 846                           255
Other assets                                         1,053                           335
Allowance for loan & lease losses                     (685)                         (141)
                                                   -------                       -------
     Total Assets                                  $75,211                       $25,736
                                                   =======                       =======

      LIABILITIES & STOCKHOLDERS' EQUITY
------------------------------------------------

Interest bearing liabilities:
    Deposits:
        Demand                                     $ 7,072       244     3.45%   $ 1,833        72     3.93%
        Savings                                     19,066       769     4.03%     4,635       272     5.87%
        Time deposits                               34,542     1,958     5.67%     8,889       630     7.09%
                                                   -----------------             -----------------
    Total interest bearing deposits                 60,680     2,971     4.90%    15,357       974     6.34%

    Other short term borrowings                        140         3     2.14%       120         3     9.92%
                                                   -----------------             -----------------
      Total interest bearing liabilities            60,820     2,974     4.89%    15,477       977     6.31%
                                                               -----                        ------
Noninterest bearing liabilities:
    Demand deposits                                  6,079                         2,252
    Accrued expenses and other liabilities             298                         2,523
    Stockholders' equity                             8,014                         5,484
                                                   -------                       -------
      Total Liabilities and stockholders' equity   $75,211                       $25,736
                                                   =======                       =======
Net Interest Income/net interest spread                       $3,281     3.77%              $1,311     2.96%
                                                              ===============               ===============
Net Yield on Total Interest Earning Assets                               4.54%                         5.31%
                                                                         ====                          ====

Taxable equivalent adjustment:
    Loans                                                          0                             0
    Investment securities                                          0                             0
                                                               -----                        ------
      Total taxable equivalent adjustment                          0                             0

Net interest income                                           $3,281                        $1,311
                                                              ======                        ======

                                                           December 31,
                                                   ---------------------------
                                                               1999
                                                   ---------------------------
                                                   Average              Yield/
                     ASSETS                        Balance   Interest    Rate
------------------------------------------------------------------------------
                                                      (Dollars in thousands)
Interest Earning Assets:
    Loans, net of unearned income                   $ --       $--       0.00%
    Investment securities:
                      Taxable                          0         0       0.00%
                   Tax-exempt                          0         0       0.00%
                                                    --------------
     Total investment securities                       0         0       0.00%

    Interest bearing deposits with other banks         0         0       0.00%
    Federal funds sold                                 0         0       0.00%
                                                    --------------
     Total interest earning assets                     0         0       0.00%

Cash and due from banks                               16
Premises and Equipment                                10
Other assets                                         118
Allowance for loan & lease losses                      0
                                                    ----
     Total Assets                                   $144
                                                    ====

      LIABILITIES & STOCKHOLDERS' EQUITY
------------------------------------------------

Interest bearing liabilities:
    Deposits:
        Demand                                      $ --         0       0.00%
        Savings                                        0         0       0.00%
        Time deposits                                  0         0       0.00%
                                                    --------------
     Total interest bearing deposits                   0         0       0.00%

    Other short term borrowings                      195         9       9.97%
                                                    --------------
      Total interest bearing liabilities             195         9       9.97%
                                                               ---
Noninterest bearing liabilities:
    Demand deposits                                    0
    Accrued expenses and other liabilities            48
    Stockholders' equity                             (99)
                                                    ----
      Total Liabilities and stockholders' equity    $144
                                                    ====
Net Interest Income/net interest spread                        $(9)     -9.97%
                                                               ==============
Net Yield on Total Interest Earning Assets                               0.00%
                                                                         ====

Taxable equivalent adjustment:
    Loans                                                        0
    Investment securities                                        0
                                                               ---
      Total taxable equivalent adjustment                        0

Net interest income                                            ($9)
                                                               ===

----------
* Loans on nonaccrual status have been included in the computation of average balances

            [The remainder of this page was intentionally left blank]

Rate/Volume Variance Analysis
Taxable Equivalent Basis

                                                 Average volume          Change in volume
                                            ------------------------   ---------------------
                                              2001     2000     1999   2001-2000   2000-1999
                                            ------------------------   ---------   ---------
                                                          (Dollars in thousands)
Earning assets:
Loans, net of unearned                      $58,921   $13,017   $ --    $45,904     $13,017

Investment securities:
   Taxable                                    8,620     2,268     --      6,352       2,268
   Tax exempt                                    --        --     --         --          --

       Total investment securities            8,620     2,268     --      6,352       2,268

Interest-bearing deposits with banks             --     2,375     --     (2,375)      2,375
Fed Funds                                     4,720     7,021     --     (2,301)      7,021
                                            -------   -------   ----    -------     -------

       Total earning assets                 $72,261   $24,681   $ --    $47,580     $24,681
                                            =======   =======   ====    =======     =======

Deposits:
   Demand                                   $ 7,072   $ 1,833   $ --    $ 5,239     $ 1,833
   Savings                                   19,066     4,635     --     14,431       4,635
   Time                                      34,542     8,889     --     25,653       8,889
                                            -------   -------   ----    -------     -------

       Total interest-bearing deposits       60,680    15,357     --     45,323      15,357
                                            -------   -------   ----    -------     -------

Other short-term borrowings                     140       120    195         20         (75)

       Total interest-bearing liabilities   $60,820   $15,477   $195    $45,343     $15,282
                                            =======   =======   ====    =======     =======

Net interest income/net interest spread

Net yield on earning assets

Net cost of funds

            [The remainder of this page was intentionally left blank]

                                                                            Variance attributed to (1)
                                                                         --------------------------------
    Average rate       Interest income/expense         Variance               2001             2000
--------------------   -----------------------   ---------------------   --------------   ---------------
2001    2000    1999    2001     2000     1999   2001-2000   2000-1999   Volume   Rate    Volume    Rate
----   -----   -----   ------   ------   -----   ---------   ---------   ------   -----   ------   ------
       (Dollars in thousands)
9.36%  12.67%   0.00%  $5,515   $1,649    $--     $3,866      $1,649     $4,402   $(536)   $--     $1,649

6.50%   7.72%   0.00%     560      175     --        385         175        417     (32)    --        175
0.00%   0.00%   0.00%      --       --     --         --          --         --      --     --         --

6.50%   7.72%   0.00%     560      175     --        385         175        417     (32)    --        175

0.00%   2.15%   0.00%      --       51     --        (51)         51         --     (51)    --         51
3.81%   5.88%   0.00%     180      413     --       (233)        413       (112)   (121)    --        413
----   -----   -----   ------   ------    ---     ------      ------     ------   -----    ---     ------

8.66%   9.27%   0.00%  $6,255   $2,288    $--     $3,967      $2,288     $4,707   $(740)   $--     $2,288
====   =====   =====   ======   ======    ===     ======      ======     ======   =====    ===     ======

3.45%   3.93%   0.00%  $  244   $   72    $--     $  172      $   72     $  182   $ (10)   $--     $   72
4.03%   5.87%   0.00%     769      272     --        497         272        607    (110)    --        272
5.67%   7.09%   0.00%   1,958      630     --      1,328         630      1,478    (150)    --        630
----   -----   -----   ------   ------    ---     ------      ------     ------   -----    ---     ------

4.90%   6.34%   0.00%   2,971      974     --      1,997         974      2,267    (270)    --        974
----   -----   -----   ------   ------    ---     ------      ------     ------   -----    ---     ------

2.14%   9.92%   9.97%       3        3      9         --          (6)         3      (3)    (6)        --

4.89%   6.31%   9.97%   2,974      977      9      1,997         968      2,270    (273)    (6)       974
----   -----   -----   ------   ------    ---     ------      ------     ------   -----    ---     ------

3.77%   2.96%  -9.97%  $3,281   $1,311    $(9)    $1,970      $1,320     $2,437   $(467)   $ 6     $1,314
====   =====   =====   ======   ======    ===     ======      ======     ======   =====    ===     ======

4.54%   5.31%   0.00%

4.12%   3.96%   0.00%

---------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses, Net Charge-offs and Allowance for Loan Losses

     The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based upon management's estimated range of those losses. Actual losses for these loans may vary significantly from this estimate. During 2001, management made increases in Vision Bank's allowance for loan losses.

     At December 31, 2001, the allowance for loan losses was approximately $1,013,000, which represented an increase of $617,000, or 155.8%, over the December 31, 2000 amount of $396,000. This increase in the overall level of the allowance for loan losses was primarily due to additional provisions made for the growth in the loan portfolio. There was no allowance for loan losses at December 31, 1999, as the Company was in an organization phase at that time. As a percentage of total loans, net of unearned income, the allowance for loan losses increased to 1.3% at December 31, 2001, compared to 1.2% at December 31, 2000. Management believes that the allowance for loan losses at December 31, 2001 is adequate to absorb known risks in the Company's loan portfolio based upon the Company's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio or additional provisions to the allowance for loan losses.

     The provision for loan losses is charged to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was approximately $655,000 and $398,000 in 2001 and 2000, respectively. This represented an increase of $257,000 or 64.6% in 2001. The increase in 2001 resulted from management's decision to maintain the level of allowance for loan losses at a constant percentage of loans outstanding and make provisions for actual growth in the loan portfolio due to the Company's expansion activities. The increase in the provision during 2000 was primarily due to an increase in the monthly provision for Vision Bank, based on anticipated loan growth.

     Loan charge-offs exceeded recoveries by approximately $38,000 during 2001, which represented an increase of $36,000 from $2,000 during 2000. There were no charge-offs or recoveries in 1999 as the Company was in an organizational phase at that time. Net charge-offs of consumer loans represented 60.5% of total net charge-offs for 2001.

            [The remainder of this page was intentionally left blank]

     The following table sets forth certain information with respect to the Company's loans net of unearned income, and the allowance for loan losses for the two years ended December 31, 2001. No data is presented for 1999 as there was no loan loss experience associated with the Company's organizational phase.

Summary of Loan Loss Experience
                                                              2001       2000
                                                           ---------   --------
                                                          (Dollars in thousands)
Allowance for loan losses at beginning of year...            $   396   $    --
Loans charged off:
    Commercial, financial and agricultural.......                 15        --
    Real Estate-mortgage.........................                 --        --
    Consumer.....................................                 23         2
                                                             -------   -------
        Total loans charged off..................                 38         2

Recoveries on loans previously charged off:
    Commercial, financial and agricultural.......                 --        --
    Real Estate-mortgage.........................                 --        --
    Consumer.....................................                 --        --
                                                             -------   -------
        Total recoveries.........................                 --        --
                                                             -------   -------

Net loans charged off............................                 38         2

Reserves acquired through purchase...............                 --        --

Provision for loan losses........................                655       398
                                                             -------   -------

Allowance for loan losses at end of period.......            $ 1,013   $   396
                                                             =======   =======

Loans, net of unearned income, at end of period..            $78,195   $32,823
                                                             =======   =======

Average loans, net of unearned income,
  outstanding for the period.....................            $58,921   $13,017
                                                             =======   =======

                                                              2001      2000
                                                             -------   -------
Ratios:
Allowance at end of period to loans, net of
    unearned income..............................              1.30%     1.21%
Allowance at end of period to average loans,
    net of unearned income.......................              1.72%     3.04%
Net charge-offs to average loans, net of
    unearned income..............................              0.05%     0.02%
Net charge-offs to allowance at end of period....              3.75%     0.51%
Recoveries to prior year charge-offs.............              0.00%     0.00%

     In assessing the adequacy of the allowance for loan losses, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses, which must be charged off, and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. Loans identified as having increased credit risk are classified in accordance with the Company's loan policy and appropriate reserves are established for each loan classification category based on pre-determined reserve percentages. Reserves are established for the remaining unclassified portion of the loan portfolio based on actual historical loss factors associated with certain loan types.

     In evaluating the allowance, management also considers the historical loan loss experience of Vision Bank, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information.

     Management allocated the allowance for loan losses to specific loan classes, as of the dates indicated, as follows. No data is presented for 1999 as there was no loan loss experience associated with the Company's organizational phase.

Allocation of the Allowance for Loan Losses

                                                            December 31,
                                               -------------------------------------
                                                     2001                2000
                                               -----------------   -----------------
                                                         Percent             Percent
                                               Amount   of Total   Amount   of Total
                                               ------   --------   ------   --------
                                                      (Dollars in thousands)
Domestic loans
    Commercial, financial and agricultural..      385       38%       --        0%
    Real estate.............................       --        0%       --        0%
    Consumer................................      628       62%      396      100%
                                               ------      ---      ----      ---
                                               $1,013      100%     $396      100%
                                               ======      ===      ====      ===

Nonperforming Assets

     Nonperforming assets as of December 31, 2001 totaled approximately $1,316,000. The Company did not have any nonperforming assets for the years ended December 31, 2000 and 1999. Nonperforming loans include loans classified as nonaccrual or renegotiated and those past due 90 days or more for which interest was still being accrued. During 2001, nonaccruing loans totaled approximately $286,000, while loans past due 90 days or more totaled approximately $13,000. Other real estate was approximately $1,017,000 at December 31, 2001. There were no commitments to lend any additional funds on nonaccrual or renegotiated loans at December 31, 2001. The following table summarizes the Company's nonperforming assets at December 31, 2001. No tabular information is presented for 2000 and 1999 because there were no nonperforming assets during those periods.

Nonperforming Assets

                                                               December 31,
                                                                   2001
                                                          ----------------------
                                                          (Dollars in thousands)
Nonaccruing loans                                                $  286
Loans past due 90 days or more                                       13
Restructured loans                                                   --
                                                                 ------
Total nonperforming laons                                           299
Other real estate                                                 1,017
                                                                 ------

   Total nonperforming assets                                    $1,316
                                                                 ======

Ratios:
Loan loss allowance to total
   Nonperforming assets                                           76.98%
Total nonperforming loans to total loans,
   net of unearned interest                                        0.38%
Total nonperforming assets to
   total assets                                                    1.35%

     The ratio of allowance for loan losses to total nonperforming assets was 76.98% at December 31, 2001. The ratio of total nonperforming loans to total loans, net of unearned income was 0.38% at December 31, 2001. The ratio of total nonperforming assets to total assets was 1.35% at December 31, 2001. Management is aware of no factors, which should suggest that they are prone to significant increases in 2002. There were no nonperforming assets for the periods ending December 31, 2000 and 1999, respectively.

     At December 31, 2001, the Company's recorded investment in loans considered to be impaired was approximately $170,000, of which all related to loans on non-accrual status. At December 31, 2000 and 1999, the Company did not have any recorded investment in loans considered to be impaired. The related valuation allowance for impaired loans, included as a component of the allowance for loan losses, was approximately $74,000 at December 31, 2001 and $0 at December 31, 2000 and 1999, respectively. There was no amount of interest income recognized on impaired loans during 2001 and 2000.

     Other nonaccrual loans at December 31, 2001 and 2000 amounted to approximately $15,309 and $0, respectively. The average non-accrual loan balances outstanding during 2001 were approximately $202,000. The Company had no loans on non-accrual status during 2000 and 1999. The difference between gross interest income that would have been recorded in each period if nonaccruing loans , including impaired loans on non-accrual status, had been current in accordance with their original terms and the amount of interest income on those loans that was included in each period's net income was $9,862 for the year ended December 31, 2001 and $0 for the years ended December 31, 2000 and 1999.

     There were no concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed as a category of loans at December 31, 2001, 2000, and 1999.

     It is the general policy of Vision Bank to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than 90 days delinquent. When a loan is placed on a nonaccrual basis any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

Noninterest Income

     Noninterest income for 2001 increased approximately $462,000, or 302.0%, to $615,000 from $153,000 in 2000. As a result of being in its start-up phase, the Company did not have noninterest income in 1999. These amounts are primarily from service charges on deposit accounts and mortgage rate premiums on mortgages sold to the secondary market. The increases primarily reflect the growth of the Company during 2001 and 2000. Components of other operating income reflecting increases during 2001 were fee income associated with wire transfers, non-customer check cashing, ATM access and other miscellaneous service fees. The Company did not recognize any gains on the sale of investment securities in connection with its asset/liability management during 2001 and 2000.

Noninterest Income

                                                  December 31,        Percentage
                                             ----------------------     change
                                                2001        2000      2001/2000
                                                ----        ----      ----------
                                             (Dollars in thousands)
Service charges on deposits                     $230        $ 48        379.2%
Mortgage rate premium                            356          87        309.2%
Other                                             29          17         61.1%
                                                ----        ----        -----
                                                $615        $153        302.0%
                                                ====        ====

Noninterest Expenses

     Noninterest expenses totaled approximately $3,788,000 in 2001, $1,719,000 in 2000 and $319,000 in 1999. These levels represent increases of 120.4% and 438.9% for 2001 and 2000, respectively. The primary component of noninterest expenses is salaries and employee benefits, which increased $1,244,000, or 138.2%, during 2001 to $2,144,000, compared to $900,000 and $137,000 for 2000 and 1999, respectively. The increase in salaries and employee benefits during 2001 resulted primarily from an increase in the number of employees due to the Company's growth expansion in addition to merit increases and incentive payments for existing personnel. Occupancy expense increased 157.0% in 2001 to $329,000, compared to $128,000 in 2000 and $0 in 1999, while furniture and equipment expenses increased 140.0% in 2001 to approximately $144,000, as compared to $60,000 in 2000 and $0 in 1999. Professional fees increased 17.9% in 2001 to approximately $184,000, compared to $156,000 in 2000 and $4,000 in 1999, while printing and office supplies expenses increased 170.0% in 2001 to approximately $162,000, as compared to approximately $60,000 in 2000 and $0 in 1999. Other operating expenses increased 243.1% in 2001 to approximately $597,000, compared to $174,000 in 2000, which represented a 544.4% increase from $27,000 in 1999. The increase in other operating expenses during 2000 was primarily due to miscellaneous expenses associated with the growth of the Company. These increases during 2001 and 2000 reflect the higher cost associated with the Company's significant growth, relocation into permanent facilities, and expansion into two new markets in Point Clear, Alabama and Foley, Alabama.

     Neither the Company nor Vision Bank have paid director fees since their inception, nor do they anticipate paying director fees until the Company and Vision Bank establish a consistent positive earning trend.

Noninterest Expenses

                                  Year Ended December 31,      Percent Change
                                  -----------------------   ---------------------
                                  (Dollars in Thousands)
                                   2001     2000    1999    2001/2000   2000/1999
                                  ----------------------    ---------   ---------
Salaries and Employee Benefits    $2,144   $  900   $137      138.2%      556.9%
Occupancy Expense                    329      128     --      157.0%         --
Furniture and Equipment Expense      144       60     --      140.0%         --
Data Processing                      133       62     --      114.5%         --
Organization Expense                  --      148    152         --        -2.6%
Advertising Expense                   95       31     --      205.5%         --
Insurance                             36        4     --      800.0%         --
Professional Fees                    184      156      3       17.9%     5100.0%
Printing and Office Supplies         162       60     --      170.0%         --
Postage                               63       22     --      186.4%         --
Telephone                             86       40     --      115.0%         --
Training and Education                17        7     --      142.9%         --
Taxes and Licenses                    51        4     --     1175.0%         --
Travel and Entertainment              75       36     --      108.3%         --
Dues and Subscriptions                16       11     --       45.5%         --
Other                                253       49     27     2416.3%       81.5%
                                  ----------------------
                                  $3,788   $1,718   $319      120.5%      438.6%
                                  ======================

Income Taxes

     The Company experienced a tax benefit of approximately $163,000, or 29.8% effective tax benefit rate, on a pre-tax loss of approximately $547,000 for 2001, compared to income tax benefit of $242,000, or 37.1% effective tax rate, on pre-tax loss of approximately $652,000 for 2000 and $120,000, or 36.6% effective tax rate on pre-tax income of approximately $328,000 for 1999. In 2001, the effective tax benefit rate was 87.7% of the statutory Federal tax rate, compared to tax rates, which were 109.1% and 107.7% of the statutory Federal tax rate in 2000 and 1999, respectively. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning. A more detailed explanation of income tax expense is included in Note 6 to the Company's Consolidated Financial Statements included elsewhere in this Report.

Impact of Inflation and Changing Prices

     A bank's asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company's ability to react to changes in interest rates and by such reaction to reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. As discussed above, management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

     Various information shown elsewhere in this Report should assist in an understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions, the composition of the loan and security portfolios and the data on the interest sensitivity of loans and deposits should be considered.

ITEM 7
Financial Statements.

     See Table of Contents to Consolidated Financial Statements on Page F-1.

ITEM 8
Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

     The financial statements of Vision Bancshares contained in this Form 10-KSB have been included in reliance upon the report of Morrison & Smith, LLP, Tuscaloosa, Alabama, independent certified public accountants, and upon the authority of such firm as experts in accounting and auditing.

     Effective August 22, 2000, Morrison & Smith, LLP replaced Mauldin and Jenkins, LLC as the accountants for Vision Bancshares. Mauldin & Jenkins, LLC was dismissed as the accountants for Vision Bancshares on that date. During the past two years and during the interim period ending August 22, 2000, Vision Bancshares and Mauldin & Jenkins LLC have not disagreed over any matters concerning their prior relationship. In connection with audits prepared by Mauldin and Jenkins, LLC, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure. The former accountants' reports on Vision Bancshares' financial statements contained no adverse opinion or disclosures nor were they qualified as to uncertainty, audit scope or accounting principles. The change in accountants was approved by the board of directors of Vision Bancshares.

                                    PART III

ITEM 9
Directors, Executive Officers, Promoters and Control Persons; Compliance With
Section 16(A) of the Exchange Act.

The table below lists the directors and executive officers of Vision Bancshares.

                                       Position
 Name, Age and Director        with Vision Bancshares and          Principal Occupation
    or Officer Since                    Vision Bank               for the Last Five Years
--------------------------   ------------------------------    -----------------------------
Directors
---------
Gordon Barnhill, Jr., 44,    Director of Vision Bancshares         Owner, Barnhill Land
2000                                  & Vision Bank                   and Real Estate
                                                                   (Real Estate Business)
                                                                         and farmer

R. J. Billingsley, Jr. 49,   Director of Vision Bancshares     President, Mobile Asphalt Co.,
2001                                  & Vision Bank                     LLC (Contracting)

Julian Brackin, 52,              Vision Bancshares Director        Partner, Brackin and
2000                                                                  McGriff, P.C.
                                                                        (Attorney)

Joe C. Campbell, 56,             Vision Bancshares Director        District Manager, ALFA
2000                                                                 Insurance Company
                                                                    (General Insurance)

William D. Moody, 55,        Director of Vision Bancshares      President, Alpha Development
2000                                  & Vision Bank                       Group, Inc.
                                                                  (Real Estate Development)

Paige Dawson Ogletree, 40,       Vision Bancshares Director            Owner, Dawson
2000                                                                Construction Company
                                                                 (commercial construction)

James R. Owen, Jr., 50,      Director of Vision Bancshares        President, Gulf Shores
2000                                  & Vision Bank              Title Insurance Co., Inc.
                                                                 (Title Insurance Company)

                                        Position
 Name, Age and Director        with Vision Bancshares and          Principal Occupation
    or Officer Since                    Vision Bank               for the Last Five Years
--------------------------   ------------------------------    -----------------------------
Donald W. Peak, 62,          Director of Vision Bancshares        President, Forest Manor
2000                                & Vision Bank                   Nursing Home, Inc.
                                                                 (long-term care facility);
                                                                 President,Phoenix Therapy
                                                                Associates (rehabilitation
                                                               therapy); President, Central
                                                               Medical Supplies of Alabama
                                                               (durable medical equipment)

Rick A. Phillips, 50,        Director of Vision Bancshares       Owner, Professional Real
2000                                &  Vision Bank                 Estate Partners, Inc.
                                                                  (Real Estate Brokerage
                                                                      and Marketing)

Daniel M. Scarbrough,        Director of Vision Bancshares      Vice President, Community
M.D., 54, 2000                      & Vision Bank               Health Systems, Inc. since
                                                                           1997;
                                                               Private practice of medicine
                                                                   prior to July 4, 1997

J. Daniel Sizemore, 53,      President, CEO and Chairman       President, CEO and Chairman
2000                            of the Board of Vision         of Vision Bancshares and CEO
                              Bancshares & Chairman and        and Chairman of Vision Bank
                                 CEO of Vision Bank            since April, 1999; President
                                                                and Chief Executive Officer,
                                                                   The Bank, Birmingham,
                                                                    Alabama 1998 - 1999;
                                                               President and Chief Executive
                                                                  Officer, Commerce Bank of
                                                                   Alabama, Albertville,
                                                                         Alabama
                                                                       1994 - 1998

George W. Skipper, III,      Vision Bancshares Director          Vice President, Skipper
57(1),                                                                  Insurance
2000                                                               (General Insurance)

Thomas Gray Skipper, 30      Vision Bancshares Director          Vice President, Scotch
(1),                                                                 Plywood Company
2000

                                        Position
 Name, Age and Director        with Vision Bancshares and          Principal Occupation
    or Officer Since                    Vision Bank               for the Last Five Years
--------------------------   ------------------------------    -----------------------------
J. Douglas Warren, 39,          Vision Bancshares Director       Vice President operations,
2000                                                             Community Health Systems,
                                                                        since 1995

Patrick Willingham, CPA,     Director of Vision Bancshares          President and CEO,
56,                                   & Vision Bank                 Community Health
2000                                                                   Systems, Inc.
                                                               (Certified Public Accountant)

(1)  George W. Skipper, III is the father of Thomas Gray Skipper.

Executive Officers who are not also Directors

William E. Blackmon, 51,       Senior Vice President and        Senior Vice President and
2001                            Chief Financial Officer          Chief Financial Officer
                               Vision Bank - August 2000       Vision Bank - August 2001 to
                                      to Present;                Present; Chief Financial
                                Chief Financial Officer,        Officer, Vision Bancshares
                                    Vision Bancshares               since January 2002;
                                    since January 2002           Senior Vice President and
                                                                 Chief Accounting Officer -
                                                                     Community Bank

Robert S. McKean, 53,           Director and President            Director and President
2000                                of Vision Bank             of Vision Bank since October
                                                                2000; President, The Bank,
                                                                  Birmingham, Alabama
                                                                 1998 - 2000; Senior Vice
                                                                 President, Compass Bank,
                                                                  Birmingham, Alabama
                                                                       1985-1998

            [The remainder of this page was intentionally left blank]

ITEM 10
Executive Compensation.

     Officers of Vision Bancshares and Vision Bank will serve at the discretion of the board of directors.

-----------------------------------------------------------------------------------------------
                                 SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------
          Annual Compensation                                        Long Term
          -------------------                                      Compensation
                                                                      Awards
-----------------------------------------------------------------------------------------------
    Name and                                                        Securities
    Principal            Year    Salary     Bonus    Other Annual   Underlying      All Other
    Position                       ($)       ($)     Compensation   Options (#)   Compensation
----------------------------------------------------------------------------------------------
J. Daniel  Sizemore      2000   $120,000         0    $     0        50,000(2)      $    0
Chairman and CEO         2001   $150,000   $27,000    $22,709(1)        -0-         $7,492(3)
---------------------------------------------------------------------------------------------

Robert S. McKean         2000   $100,000   $     0    $     0        10,000(4)      $    0
President, Vision Bank   2001   $100,000   $16,150    $     0           -0-         $1,572(3)
---------------------------------------------------------------------------------------------

(1) Includes $12,336 in employee benefits; $10,143 for car allowance; and $230 for civic dues.

(2) The exercise price if $10 per share on 45,000 shares and $15 per share on 5,000 shares.

(3)  Company's 401(k) match.

(4) The exercise price is $10 per share on 5,000 shares and $15 per share on 5,000 shares.

            [The remainder of this page was intentionally left blank]

-------------------------------------------------------------------------------------
                                  OPTIONS GRANTED
-------------------------------------------------------------------------------------
                        Number of      % of Total
                       Securities       Options
                        Underlying     Granted to   Exercise Price
      Name           Options Granted   Employees         ($/Sh)       Expiration Date
-------------------------------------------------------------------------------------
J. Daniel Sizemore        35,000          69%             $10        March 29, 2010
                          10,000                          $10        December 8, 2010
                           5,000                          $15        January 22, 2011

-------------------------------------------------------------------------------------
Robert S. McKean           5,000          14%             $10        October 23, 2010
                           5,000                          $15        January 22, 2011
-------------------------------------------------------------------------------------

Employment Agreements

     J. Daniel Sizemore has an employment agreement with Vision Bancshares to serve as chief executive officer of Vision Bancshares and chairman and chief executive officer of Vision Bank. The agreement has a three year term and may be renewed daily for a continuous three year term. The agreement may only be terminated upon three years notice except that the agreement may be terminated by Vision Bancshares at any time for cause.

     Robert S. McKean has a change of control agreement with Vision Bank. Upon a change of control of Vision Bank, the agreement provides that Mr. McKean shall receive from Vision Bank an amount equal to his base salary for a term equal to three years less the amount of time that Mr. McKean works following the change of control. The agreement defines a change of control to include (i) a merger, consolidation or other corporate reorganization involving Vision Bancshares or Vision Bank, (ii) the ownership of as much as thirty-five percent (35%) of the outstanding voting stock of Vision Bancshares or Vision Bank by one person, a related group of persons or groups of persons acting in concert; or (iii) such additional circumstances as may be determined by the Vision Bank Board of Directors.

     William E. Blackmon has a change of control agreement with Vision Bank. Upon a change of control of Vision Bank, the agreement provides that Mr. Blackmon shall receive from Vision Bank an amount equal to his base salary for a term equal to three years less the amount of time that Mr. Blackmon works following the change of control. The agreement defines a change of control to include (i) a merger, consolidation or other corporate reorganization involving Vision Bancshares or Vision Bank, (ii) the ownership of as much as thirty-five percent (35%) of the outstanding voting stock of Vision Bancshares or Vision Bank by one person, a related group of persons or groups of persons acting in concert; or (iii) such additional circumstances as may be determined by the Vision Bank Board of Directors.

     In the future, Vision Bank may make loans to its directors and officers in the ordinary course of business. Such loans, or other banking transactions involving these persons, will be made on the same terms, including interest rate and collateral requirements, that Vision Bank would make to the general public.

     Vision Bank has entered into transactions with certain directors, executive officers, significant stockholders, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2001 was $3,067,107. During 2001, new loans made to such related parties amounted to $1,731,076 and payments amounted to $1,097,992. The aggregate amount of loans to such related parties at December 31, 2000 was $2,434,023. During 2000, new loans made to such related parties amounted to $3,304,104 and payments amounted to $870,081.

ITEM 11
Security Ownership of Certain Beneficial Owners and Management.

     As of March 15, 2002, there were 1,043,330 shares of common stock outstanding and 125,200 shares subject to issuance upon the exercise of vested stock options. Vision Bancshares had approximately 375 shareholders of record as of March 15, 2002.

Principal Shareholders

     The following table shows those persons who are known to Vision Bancshares who own five percent or more of the outstanding shares of common stock as of March 15, 2002:

                            Number of Shares of
Name and Address            Common Stock Owned    Percentage Ownership
-------------------------   -------------------   --------------------
J. Daniel Sizemore                69,625(1)               6.49%
33343 River Road
Orange Beach, AL 36561

George W. Skipper, III            91,425(2)               8.70%
307 Skipper Drive
Jackson, AL 36545

Community Health Systems,         60,850(3)              5.841%
Inc.
25819 Canal Road
Orange Beach, AL 36561

(1) Includes 28,950 shares subject to options granted to Mr. Sizemore under the Incentive Stock Compensation Plan, 750 shares held by Mr. Sizemore's sons and 500 shares held by his wife.

(2) Includes 7,000 shares subject to options under the Director Stock Plan. These shares do not include the shares owned by Mr. Skipper's son, Thomas Gray Skipper, as shown in the table below at "Security Ownership of Management" or 55,000 shares owned by Mr. Skipper's other adult children, as to which Mr. Skipper disclaims any beneficial ownership.

(3) Certain directors of Vision Bancshares vote shares owned by Community Health Systems or are otherwise affiliated with this entity. See footnotes
     (1), (4) and (5) to the table below at "Security Ownership of Management".

Security Ownership of Management

                            Number of Shares of
Name and Address            Common Stock Owned    Percentage Ownership
-------------------------   -------------------   --------------------

Directors
---------

Gordon Barnhill, Jr.               25,125*              2.39%
Post Office Box 644
Robertsdale, AL 36567

R. J. Billingsley                  24,925               2.38%
P. O. Box 190279
Mobile, Alabama 36619

Julian Brackin                     37,425*              3.56%
1261 Patrick Street
Daphne, AL 36526

Joe C. Campbell                    45,425*              4.32%
Post Office Box 1069
Cullman, AL 35056

William D. Moody                   42,425*              4.04%
Post Office Box 2433
Gulf Shores, AL 36547

Paige Dawson Ogletree              14,500               1.39%
3250 Locust Street
Gadsden, Alabama 35901

James R. Owen, Jr.                 25,025*              2.38%
P.O. Box 895
Gulf Shores, AL 36547

                            Number of Shares of
Name and Address            Common Stock Owned    Percentage Ownership
-------------------------   -------------------   --------------------
Donald W. Peak                   47,425*                4.52%
2401 32nd Street
Northport, AL 35476

                                 37,425*                3.56%
Rick A. Phillips
Post Office Box 3351
Gulf Shores, AL 36547

Daniel M. Scarbrough, M.D.       37,425*(1)             3.56%
30815 Peninsula Drive
Orange Beach, AL 36561

J. Daniel Sizemore               69,625 (2)             6.49%(2)
33343 River Road
Orange Beach, AL 36561

Thomas Gray Skipper              37,425*                3.56%
P. O. Box 38
Fulton, AL 36446

George W. Skipper, III           91,425*(3)             8.70%
307 Skipper Drive
Jackson, AL 36545

J. Douglas Warren                37,525*(4)             3.57%
4560 Bayou Court
Ono Island
Orange Beach, Alabama 36561

Patrick Willingham, CPA          37,425*(5)             3.56%
30475 Harbour Drive
Orange Beach, AL 36561

Executive officers who are not also directors
---------------------------------------------

William E. Blackmon                 500                   **
100 Edgewood Circle
Oneonta, Alabama 35121

Robert S. McKean                  9,633(6)                **
2201 West 1st Street
Gulf Shores, Alabama 36542

All Directors and Executive Officers
as a group (17 persons)                                 651,108(7)     55.96%

*    Includes 5,000 shares subject to option under the Director Stock Plan.

**   Less than 1%.

(1) Dr. Scarbrough is the medical director of Community Health Systems, a non-profit corporation, which owns 60,850 shares representing 5.841 percent of shares of common stock. Dr. Scarbrough disclaims any beneficial ownership of those shares. See footnotes (4) and (5).

(2) Includes 28,950 shares subject to options granted to Mr. Sizemore under the Incentive Stock Compensation Plan, 750 shares held by Mr. Sizemore's sons and 500 shares held by his wife.

(3) These shares do not include the shares owned by Mr. Skipper's son, Thomas Gray Skipper, as shown in the table above or 55,000 shares owned by Mr. Skipper's other adult children, as to which Mr. Skipper disclaims any beneficial ownership.

(4) Includes 30,425 shares owned by Community Health Systems. Mr. Warren is a director of Community Health Systems and votes 30,425 of the 60,850 shares owned by that entity. See footnotes (1) and (5).

(5) Mr. Willingham is chairman of the board of Community Health Systems. Mr. Willingham disclaims any beneficial ownership over shares voted by other directors owned by that entity. See footnote (1).

(6) Includes 3,300 shares subject to options under the Incentive Stock Compensation Plan.

(7) Includes all options referenced in the footnotes above. The percentage for the group assumes that shares subject to options have been issued.

ITEM 12
Certain Relationships and Related Transactions.

     In March 2000, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank's Gulf Shores, Alabama office is located. Gulf Shores Investment Group, LLC consists of directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for one year with an option to renew the lease for one additional term of one year. The monthly rent on this lease was in an amount of $2,640 per month. Lease payments to Gulf Shores Investment Group, LLC totaled approximately $5,280 and $26,400 during the twelve-month periods ended December 31, 2001 and 2000, respectively. In addition, Vision Bank agreed to pay the real estate taxes and utility expenses furnished to the premises. This lease expired in March 2001.

     In March 2000, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank's Orange Beach, Alabama office is located. Gulf Shores Investment Group, LLC consists of directors of Vision Bancshares, Inc. other than Paige Ogletree. Gulf Shores Investment Group, LLC originally purchased the site of this branch from George W. Skipper, III, and Thomas Gray Skipper, directors of Vision Bancshares, for a purchase price of $275,000. The term of the lease was for one year with an option to renew the lease for one additional term of one year. The monthly rent on this lease was in an amount of $1,975 per month. Lease payments to Gulf Shores Investment Group, LLC totaled approximately $23,700 and $19,750 during the twelve-month periods ended December 31, 2001 and 2000, respectively. In addition, Vision Bank agreed to pay the real estate taxes and utility expenses furnished to the premises. This lease was renewed in March 2001 for one additional one-year term.

     In March 2001, Vision Bank entered into a lease agreement, as tenant with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property in which Vision Bank's Gulf Shores, Alabama office is located. Gulf Shores Investment Group, LLC consists of directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease is three years with options to renew the lease for three additional terms of three years each. The monthly rent on this lease is in an amount of $15,700 per month. Lease payments to Gulf Shores Investment Group, LLC totaled approximately $155,039 during the twelve months ended December 31, 2001. Vision Bank also agreed to pay the landlord an additional sum to be adjusted periodically, beginning after the first year of the lease, to coincide with the operating cost that the landlord shall pay or becomes obligated to pay in connection with the ownership and operation of the building. In addition, Vision Bank agreed to pay the real estate taxes, utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

     In the opinion of the directors of Vision Bancshares, the terms of these lease agreements (including the purchase price for the Orange Beach branch site) and reimbursements for costs between the Investment Group and Vision Bancshares or Vision Bank are at least as favorable as those that could have been obtained from an unaffiliated party.

ITEM 13
Exhibits and Reports.

(a) The following Financial Statements and Supplementary Data and Exhibits are filed as part of this Report:

     Financial Statements and Supplementary Data                      Page
     -------------------------------------------                      ----

     Table of Contents to Consolidated Financial Statements
              And Notes to the Financial Statements                    F-1

     Independent Auditor's Report                                      F-2

     Consolidated Statements of Financial Condition
              at December 31, 2001 and 2000                            F-3

     Consolidated Statements of Income for the Years
              Ended December 31, 2001, 2000 and 1999                   F-4

     Consolidated Statements of Comprehensive Income
              for the Years Ended December 31, 2001,
              2000 and 1999                                            F-5

     Consolidated Statements of Changes in Stockholders'
              Equity for the Years Ended December 31, 2001
              2000 and 1999                                            F-6

     Consolidated Statements of Cash Flows for the Years
              Ended December 31, 2001, 2000 and 1999                   F-7

     Notes to the Financial Statements                         F-8 to F-31

     Exhibits and Description
     ------------------------

     Exhibit 3 - Articles and By-laws:

     The Amended and Restated Articles of Incorporation of Vision Bancshares Inc., filed as Exhibit 3.1 to the Registration Statement on Form SB-2, Amendment No. 1 (File Number 333-88073) and incorporated herein by reference. The Bylaws of Vision Bancshares, Inc., filed as Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 (File Number 333-88073) and incorporated herein by reference.

     Exhibit 4 - Instruments Defining the Rights of Holders, Including
     Indentures

     Sections 3.03 and 3.04 and Article VI of the Articles of Incorporation contained at Exhibit 3.1 hereof and incorporated herein by reference and
     Article II and Section 2 of Article III of the Bylaws contained at Exhibit
     3.2 of the Registrant's Registration Statement on Form SB-2 (File Number 333-88073) and incorporated herein by reference.

     Exhibit 10 - Material Contracts.

     (A)  Vision Bancshares, Inc. Incentive Stock Compensation Plan filed as
          Exhibit 10.1 to the Form SB-2 Registration Statement (File Number 333-88073) filed on September 28, 1999, and incorporated herein by reference.

     (B) Vision Bancshares, Inc. Director Stock Option Plan as Exhibit 10.2 to the Form SB-2 Registration Statement (File Number 333-88073) filed on September 28, 1999, and incorporated herein by reference

     (C)  Vision Bancshares, Inc. Employee Stock Purchase Plan filed as Exhibit
          10.3 to the Form SB-2 Registration Statement (File Number 333-88073) filed on September 28, 1999, and incorporated herein by reference.

     (D) Forms of Ground Lease and Facilities Lease Agreements (four agreements) with Gulf Shores Investment Group, LLC, included at
          Exhibit 10.5 of the Registrant's Registration Statement on Form SB-2, Amendment No. 1 (File Number 333-88073) and incorporated herein by reference.

     (E)  Form of Change of Control Agreement for Executive Officers filed as
          Exhibit 10.7 of the Registrant's Registration Statement (File Number 333-81574) filed on January 29, 2002, and incorporated herein by reference.

     Exhibit 16 - Letter on Change of Certifying Accountant.

     Exhibit 21 - Subsidiaries of Vision Bancshares, Inc.

     Exhibit 23 - Consent of Experts and Counsel.

     (A) Consent of Morrison & Smith, LLP, Independent Certified Public Accountants.

(b)  Reports on Form 8-K
          None.

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------------------
                                       AND
                                       ---
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------

INDEPENDENT AUDITOR'S REPORT...............................................................................F-2

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT DECEMBER
31, 2001 AND  2000.........................................................................................F-3

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999.....................F-4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS
ENDED DECEMBER 31, 2001, 2000 AND 1999.....................................................................F-5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999.......................................................F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2001, 2000 AND 1999...........................................................................F-7

NOTES TO THE FINANCIAL STATEMENTS.............................................................F-8 THROUGH F-31

To the Board of Directors and Stockholders
Vision Bancshares, Inc.
Gulf Shores, Alabama

     We have audited the accompanying consolidated statements of financial condition of Vision Bancshares, Inc. (the Company) and Subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vision Bancshares, Inc. and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Tuscaloosa, Alabama
March 14, 2002
MORRISON & SMITH, LLP


/s/ MORRISON & SMITH, LLP
---------------------------
Certified Public Accountants

                     VISION BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     December 31,
                                                              -------------------------
                                                                  2001         2000
                                                              -----------   -----------
                           Assets
Cash                                                          $   645,080   $   151,772
Due from and federal funds sold                                 4,100,457     9,639,818
Investment securities available for sale                       12,308,456     6,594,566

Loans                                                          78,194,990    32,823,294
Less: Allowance for loan losses                                (1,013,340)     (396,025)
                                                              -----------   -----------
    Loans, net                                                 77,181,650    32,427,269

Premises and equipment, net                                     1,055,337       488,608
Accrued interest receivable                                       596,544       289,094
Deferred tax benefit                                              554,007       362,235
Other assets                                                    1,310,100       121,300
                                                              -----------   -----------
    Total Assets                                              $97,751,631   $50,074,662
                                                              ===========   ===========

            Liabilities and Stockholders' Equity

Deposits:
    Noninterest-bearing                                       $ 6,733,749   $ 2,741,065
    Interest bearing                                           80,335,967    39,363,386
                                                              -----------   -----------
        Total Deposits                                         87,069,716    42,104,451


Accrued interest payable                                          234,957       150,134
Other liabilities                                                 204,306       124,548
                                                              -----------   -----------
    Total Liabilities                                          87,508,979    42,379,133

                    Stockholders' Equity

Common stock, $1.00 par value; 10,000,000 authorized;
  authorized; 1,043,280 and 839,317 shares issued and
  outstanding at December 31, 2001 and 2000, respectively       1,043,280       839,317
Preferred stock $1.00 par value;
  1,000,000 authorized; -0- shares issued and outstanding              --            --
Additional paid-in capital                                     10,210,697     7,438,626
Retained earnings                                              (1,002,228)     (617,810)
Accumulated other comprehensive income (loss), net of taxes        (9,097)       35,396
                                                              -----------   -----------
    Total Stockholders' Equity                                 10,242,652     7,695,529

Total Liabilities and Stockholders' Equity                    $97,751,631   $50,074,662
                                                              ===========   ===========

                 See Notes to Consolidated Financial Statements

                     VISION BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Years Ended December 31,
                                                           2001          2000         1999
                                                        ----------    ----------    ----------
Interest Income:
  Interest and fees on loans                            $5,514,992    $1,648,423    $       --
  Interest and dividends on investment securities-AFS      560,699       175,586            --
  Interest income on federal funds sold                    180,086       412,502            --
  Other interest income                                         --        51,363            --
                                                        ----------    ----------    ----------
    Total interest income                                6,255,777     2,287,874            --

Interest Expense:
  Interest on deposits                                   2,971,060       973,263            --
  Interest on federal funds purchased                        3,301            --            --
  Other short-term borrowings                                   --         3,307         8,849
                                                        ----------    ----------    ----------
    Total interest expense                               2,974,361       976,570         8,849

Net interest income, before provision for loan losses    3,281,416     1,311,304        (8,849)
Provision for loan losses                                  654,720       397,550            --
                                                        ----------    ----------    ----------
Net interest income, after provision for loan losses     2,626,696       913,754        (8,849)

Noninterest Income:
  Service charges on deposits accounts                     229,571        47,822            --
  Other noninterest income                                 384,960       105,151            --
                                                        ----------    ----------    ----------
    Total noninterest income                               614,531       152,973            --

Noninterest Expense:
  Salaries and benefits                                  2,144,364       899,816       136,786
  Net occupancy                                            329,122       127,817            --
  Equipment expense                                        144,347        60,213            --
  Data processing expense                                  132,701        61,829            --
  Organization expense                                          --       147,984       151,611
  Professional fees                                        183,644       156,065         3,680
  Printing and office supplies                             161,705        59,759            --
  Advertising expense                                       95,052        31,143            --
  Other noninterest expense                                597,249       173,969        27,251
                                                        ----------    ----------    ----------
    Total noninterest expense                            3,788,184     1,718,595       319,328
                                                        ----------    ----------    ----------

Loss before income taxes                                  (546,957)     (651,868)     (328,177)
Income tax benefit                                        (162,539)     (241,892)     (120,343)
                                                        ----------    ----------    ----------
Net loss                                                $ (384,418)   $ (409,976)   $ (207,834)
                                                        ==========    ==========    ==========

Earnings per Share - basic & diluted                    $    (0.44)   $    (0.64)   $(2,078.34)
                                                        ==========    ==========    ==========

Average number of shares outstanding                       874,114       639,831           100
                                                        ==========    ==========    ==========

                 See Notes to Consolidated Financial Statements

                     VISION BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                               Years Ended December 31,
                                                           2001          2000         1999
                                                        ---------     ---------     ---------
Net loss                                                $(384,418)    $(409,976)    $(207,834)

Other comprehensive income, net of income taxes
  Unrealized gains/(losses) on investment
    securities available for sale arising during
      the period, net of income taxes                     (44,493)       35,396
                                                        ---------     ---------     ---------
Other comprehensive loss                                $(428,911)    $(374,580)    $(207,834)
                                                        =========     =========     =========

                 See Notes to Consolidated Financial Statements

                     VISION BANCSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                    Accumulated
                                           Common Stock                 Additional                     Other           Total
                                           ------------                  Paid-In       Retained    Comprehensive   Stockholders'
                                              Shares        Amount       Capital       Earnings       Income          Equity
                                           ------------   ----------   -----------   -----------   -------------   -------------
Balance - July 16, 1999                             0     $       --   $        --   $        --      $    --       $        --

Shares issued to organizers                       100            100         9,749                                        9,849

Net loss                                                                                (207,834)                      (207,834)
                                            ---------     ----------   -----------   -----------      -------       -----------

Balance - December 31, 1999                       100            100         9,749      (207,834)          --          (197,985)

Shares issued pursant to public offering      839,217        839,217     7,428,877                                    8,268,094

Net loss                                                                                (409,976)                      (409,976)

Change in urealized gains on securities
  available for sale                                                                                   35,396            35,396
                                            ---------     ----------   -----------   -----------      -------       -----------

Balance - December 31, 2000                   839,317        839,317     7,438,626      (617,810)      35,396         7,695,529

Issuance of common stock                      203,963        203,963     2,772,071                                    2,976,034

Net loss                                                                                (384,418)                      (384,418)

Change in urealized gains on securities
  available for sale                                                                                  (44,493)          (44,493)
                                            ---------     ----------   -----------   -----------      -------       -----------

Balance - December 31, 2001                 1,043,280     $1,043,280   $10,210,697   $(1,002,228)     $(9,097)      $10,242,652
                                            =========     ==========   ===========   ===========      =======       ===========

                 See Notes to Consolidated Financial Statements

                     VISION BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                                                                  Years Ended December 31,
                                                                                2001          2000         1999
                                                                           ------------   ------------   ---------
Cash Flows From Operating Activities:
  Net loss                                                                 $   (384,418)  $   (409,976)  $(207,834)
  Adjustments to reconcile net income to net cash provided by operations
    Provision for loan losses                                                   654,720        397,550          --
    Depreciation and amortization                                                82,608         60,167          --
    Deferred income tax benefit                                                (162,539)      (241,892)   (120,343)
    (Increase)/decrease in accrued interest receivable                         (307,450)      (289,094)         --
    Increase/(decrease) in accrued interest payable                              84,823        150,134          --
    (Increase)/decrease in other assets                                      (1,062,471)       (97,913)     44,048
    Increase/(decrease) in other liabilities                                     60,059         30,048          --
                                                                           ------------   ------------   ---------
        Net cash provided by (used in) operating activities                  (1,034,668)      (400,976)   (284,129)

Cash Flows From Investing Activities:
  Purchase of investment securities available for sale                       (8,754,595)    (6,535,461)         --
  Proceeds from maturities of investment securities available for sale        2,987,946         61,575          --
  Cash disbursed in acquisition of branch office                              1,345,877             --          --
  Net (increase)/decrease in loans outstanding                              (44,455,322)   (32,824,819)         --
  Purchase of premises and equipment                                           (659,847)      (529,400)    (19,375)
                                                                           ------------   ------------   ---------
      Net cash provided by (used in) investing activities                   (49,535,941)   (39,828,105)    (19,375)

Cash Flows From Financing Activities:
  Proceeds from advances by organizer                                                --             --     390,000
  Deferred stock offering costs                                                      --             --     (56,748)
  Net increase/(decrease) in demand, savings and time deposits               42,548,522     42,104,451          --
  Proceeds from the issuance of common stock                                  2,976,034      7,885,472       1,000
                                                                           ------------   ------------   ---------
      Net cash provided by (used in) financing activities                    45,524,556     49,989,923     334,252
                                                                           ------------   ------------   ---------

Net increase/(decrease) in cash and cash equivalents                         (5,046,053)     9,760,842      30,748

Cash and cash equivalents at beginning of period                              9,791,590         30,748          --
                                                                           ------------   ------------   ---------

Cash and cash equivalents at end of period                                 $  4,745,537   $  9,791,590   $  30,748
                                                                           ============   ============   =========

Supplemental Cash Flow Information:
  Cash paid during period for interest                                     $  2,886,237   $    826,436   $      --
  Cash paid during period for income taxes                                 $         --   $         --   $      --

                 See Notes to Consolidated Financial Statements

NOTE 1: Summary of Significant Accounting Policies
--------------------------------------------------

Nature of Operations
--------------------

Vision Bancshares, Inc. (the Company) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary Vision Bank (the Bank). The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Gulf Shores, Alabama and the surrounding areas. The Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulation by the Alabama State Banking Department and the Federal Deposit Insurance Corporation.

Basis of Consolidation
----------------------

The consolidated financial statements include the accounts of Vision Bancshares, Inc. and its wholly owned subsidiary, Vision Bank, after elimination of all material intercompany transactions and balances.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local economic conditions.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

--------------------------------------------------------------

Investment Securities
---------------------

Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held-to-maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

Debt securities not classified as held-to-maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains (losses) on securities available-for-sale are included in non-interest income (expense) and, applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific identification method.

Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

Loans
-----

Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees.

Loan origination and commitment fees, as well as certain direct organization costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on non-accrual status.

Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received.

Allowance for Loan Losses
-------------------------

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of

--------------------------------------------------------------

uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

Premises and Equipment
----------------------

Land is carried at cost. Other premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based principally on the estimated useful lives of the assets ranging from three to forty years. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Other Real Estate
-----------------

Other real estate comprises properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value at the date acquired. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses.

Income Taxes
------------

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to net operating loss carryforwards and differences between the basis of the allowance for loan losses, intangibles, securities and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files consolidated income tax returns with its subsidiary.

Intangibles
-----------

Intangibles consist of organizational cost and goodwill. In April 1998, the American Institute of Certified Public Accounts issued Statement of Position 98-5, "Reporting on the Cost of Startup Activities" (SOP 98-5), effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that startup and organizational cost be expensed as they are incurred. The goodwill intangible represents premiums paid on the purchase of assets and deposit liabilities. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. Effective for accounting years beginning after December 15, 2001, SFAS No. 142

--------------------------------------------------------------

provides new standards for how intangible assets are accounted for upon their acquisition and how goodwill and other intangible assets are accounted for after they have been initially recognized. SFAS No. 142 requires that goodwill be assigned to specific reporting units and reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair market value. The adoption of this statement did not have a material impact on the Company's financial statements.

At December 31, 2001, the Company's intangible assets totaling $125,000 consisted entirely of goodwill associated with the purchase of assets and assumption of deposit liabilities. Because the transaction resulting in the recording of this goodwill occurred after June 30, 2001, the intangible asset will be evaluated for impairment on an annual basis and not amortized monthly over a predetermined useful life. All organizational and start-up cost have been expensed as incurred.

Statements of Cash Flows
------------------------

The Company considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

Restriction On Cash And Due From Banks
--------------------------------------

The Bank is required to maintain reserve funds in vault cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2001 was $279,000 and the required reserve at December 31, 2000 was $0.

The Bank maintains cash balances of several other financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2001, balances in excess of the amount insured were $1,574,028. At December 31, 2000, balances in excess of the amount insured were $1,540,440.

Stock-Based Compensation
------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the fair value based method, the value of the award is measured at the grant date and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an

--------------------------------------------------------------

employee must pay to acquire the stock. The Company has elected to measure compensation cost for its stock option plans under the provisions in APB Opinion 25.

Advertising Costs
-----------------

Advertising costs are expensed as incurred.

Earnings Per Share
------------------

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by Statement of Financial Accounting Standards No. 128, Earnings per Share. Potentially dilutive common shares of 43,330 were not included in computing diluted EPS because their effect was antidilutive.

Reclassification
----------------

Certain amounts in 2000 have been reclassified to conform to the 2001 presentation. These reclassifications are immaterial and had no effect on net income.

Recently Issued Accounting Standards
------------------------------------

In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The new standard for business combinations are effective after July 1, 2001. The adoption of FASB No. 141 did not have a material impact on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Now, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. The new standards for goodwill and other intangible assets are effective for fiscal years beginning after December 15, 2001 with earlier application permitted. However, goodwill and intangible assets acquired after June 30, 2001, are subject immediately to the nonamortization and amortization

--------------------------------------------------------------

provisions of this statement. The adoption of FASB No. 142 did not have a material impact on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The new standards are effective fiscal years beginning after June 15, 2002. The adoption of FASB No. 143 did not have a material impact on the Company's financial statements.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The new standards are effective fiscal years beginning after December 31, 2001. The adoption of FASB No. 144 did not have a material impact on the Company's financial statements.

            [The remainder of this page was intentionally left blank]

NOTE 2: Investment Securities
-----------------------------

The amortized cost of securities available-for-sale and their approximate fair values are as follows:

                                                               December 31, 2001
                                              ---------------------------------------------------
                                                  Gross       Gross        Gross
                                               Amortized    Unrealized   Unrealized       Fair
                                                 Cost         Gains       Losses         Value
                                              -----------   ----------   ----------   -----------
U. S. Treasury Securities                     $        --    $     --     $     --    $        --
Federal Agency Securiites                       2,063,284      72,026           --      2,135,310
Mortgage-backed Securities                      9,893,604      45,738      132,179      9,807,162
                                              -----------    --------     --------    -----------
    Total Debt Securities                      11,956,888     117,764      132,179     11,942,472
                                              -----------    --------     --------    -----------
Common Stock                                      365,984          --           --        365,984
Preferred Stock                                        --          --           --             --
                                              -----------    --------     --------    -----------
    Total Equity Securities                       365,984          --           --        365,984
                                              -----------    --------     --------    -----------
                                              -----------    --------     --------    -----------
    Total Available-for-Sale Securities       $12,322,872    $117,764     $132,179    $12,308,456
                                              ===========    ========     ========    ===========

                                                               December 31, 2000

U. S. Treasury Securities                     $        --    $     --     $     --    $        --
Federal Agency Securiites                       4,005,191      51,642        6,820      4,050,013
Mortgage-backed Securities                      2,448,199      11,070           --      2,459,269
                                              -----------    --------     --------    -----------
    Total Debt Securities                       6,453,390      62,712        6,820      6,509,282

Common Stock                                       85,284          --           --         85,284
Preferred Stock                                        --          --           --             --
                                              -----------    --------     --------    -----------
    Total Equity Securities                        85,284          --           --         85,284
                                              -----------    --------     --------    -----------
                                              -----------    --------     --------    -----------
    Total Available-for-Sale Securities       $ 6,538,674    $ 62,712     $  6,820    $ 6,594,566
                                              ===========    ========     ========    ===========

The amortized cost and estimated fair value of debt securities available-for-sale at December 31, 2001, by contractual maturity, are as follows:

                                                        Amortized     Estimated
As of December 31, 2001:                                  Cost        Fair Value
                                                       -----------   -----------
Amounts maturing in:
  One year or less                                     $ 1,000,081   $ 1,006,562
  After one year through five years                      1,474,432     1,509,785
  After five year through ten years                      1,480,462     1,476,800
  After ten years                                        8,001,913     7,949,325
                                                       -----------   -----------
    Total investment in debt securities                $11,956,888   $11,942,472
                                                       ===========   ===========

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

-----------------------------------------

Realized gains and losses are determined on the basis of specific identification. During 2001 and 2000, sales proceeds and gross realized gains and losses on securities classified as available for sale were:


                                             Years Ended December 31,
                                              2001       2000     1999
                                           ----------   -------   ----
Sales Proceeds                             $2,987,946   $61,575    $--
                                           ==========   =======    ===

Gross Realized Losses                      $       --   $    --    $--
                                           ==========   =======    ===

Gross Realized gains                       $       --   $    --    $--
                                           ==========   =======    ===

Securities with a carrying value of $11,445,487 were pledged at December 31, 2001 and securities with a carrying value of $3,764,828 were pledged at December 31, 2000 to secure certain deposits.

NOTE 3: Loans and Allowances for Loan Losses
--------------------------------------------

Loans are summarized as follows:
                                                        Years Ended December 31,
                                                           2001          2000
                                                       -----------   -----------
Loans
   Commercial, financial and agricultural              $37,021,368   $14,891,934
   Real estate - construction                            7,445,870       824,208
   Real estate - mortgage                               25,802,594    13,231,499
   Consumer                                              7,925,158     3,875,653
                                                       -----------   -----------
                                                       $78,194,990   $32,823,294
                                                       ===========   ===========

The Bank has entered into transactions with certain directors, executive officers, significant stockholders, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2001 was $3,067,107. During 2001, new loans made to such related parties amounted to $1,731,076 and payments amounted to $1,097,992. The aggregate amount of loans to such related parties at December 31, 2000 was $2,434,023. During 2000, new loans made to such related parties amounted to $3,304,104 and payments amounted to $870,081.

The total investment in impaired loans at December 31, 2001 and 2000 was $170,451and $0, respectively, of which all were on nonaccrual status. The related valuation reserve for impaired

--------------------------------------------------------

loans, included in the Company's allowances for loan losses, was $73,521 at December 31, 2001 and $0 at December 31, 2000. There was no amount of interest income recognized on impaired loans during 2001 and 2000.

Other nonaccrual loans at December 31, 2001 and 2000 amounted to approximately $15,309 and $0, respectively. The average non-accrual loan balances outstanding during 2001 were approximately $202,000. The Company had no loans on non-accrual status during 2000 and 1999. The difference between gross interest income that would have been recorded in each period if nonaccruing loans , including impaired loans on non-accrual status, had been current in accordance with their original terms and the amount of interest income on those loans that was included in each period's net income was $9,862 for the year ended December 31, 2001 and $0 for the years ended December 31, 2000 and 1999.

The bank had no commitments to loan additional funds to borrowers of non-accrual loans.

The allowance for loan losses is summarized as follows:

                                             Years Ended December 31,
                                             ------------------------
                                                2001           2000
                                             ----------      --------
Allowance for Loan Losses
  Balances, beginning of year                $  396,025      $     --
  Provision for losses                          654,720       397,550
  Loans charged off, net of recoveries          (37,405)       (1,525)
                                             ----------      --------
  Balances, end of year                      $1,013,340      $396,025
                                             ==========      ========

NOTE 4: Premises and Equipment
------------------------------

A summary of premises and equipment:

                                             Years Ended December 31,
                                            -------------------------
                                               2001            2000
                                            ----------       --------
Leasehold Improvements                      $  244,945       $  4,312
Buildings                                       76,281         76,281
Furniture, Fixtures & Equipment                768,371        301,202
Automobiles                                     19,500         19,500
Construction in Progress                       108,470        147,480
                                            ----------       --------
                                             1,217,567        548,775
Less: Accumulated Depreciation                (162,230)       (60,167)
                                            ----------       --------
                                            $1,055,337       $488,608
                                            ==========       ========

Depreciation expense for the years ended December 31, 2001 and December 31, 2000 was $100,158 and $60,167 respectively. There was no depreciation expense for 1999.

NOTE 5: Deposits
----------------

Deposit account balances are summarized as follows:

                                                  Years Ended December 31,
                                                 --------------------------
                                                    2001           2000
                                                 -----------    -----------
Noninterest bearing                              $ 6,733,749    $ 2,741,065
Interest-bearing                                   8,408,869      7,115,913
Savings Deposits                                  27,651,836     12,509,002
Certificates of Deposits less than $100,000       30,433,598     13,227,710
Certificates of Deposits of $100,000 or more      11,841,664      4,510,761
Time Deposit Open Accounts                         2,000,000      2,000,000
                                                 -----------    -----------
                                                 $87,069,716    $42,104,451
                                                 ===========    ===========

Certificates maturing in years ending December 31, as of December 31, 2001:

2002                           $31,104,825
2003                             4,825,720
2004                             2,456,914
2005                             3,886,796
2006 and thereafter                  1,007
                               -----------
                               $42,275,262
                               ===========

The bank held related party deposits of approximately $2,360,061and $795,616 at December 31, 2001 and 2000, respectively.

NOTE 6: Income Taxes
--------------------

The consolidated provision for income taxes for the years ended December 31, 2001 and 2000 consists of the following:

                                           Years Ended December 31,
                                      ---------------------------------
Income Tax Expense:                     2001        2000        1999
                                      ---------   ---------   ---------
  Current Tax Expense                 $      --     $    --     $    --
  Deferred Tax (Benefit)               (162,539)   (241,892)   (120,343)
                                      ---------   ---------   ---------
                                      $(162,539)  $(241,892)  $(120,343)
                                      =========   =========   =========

--------------------------------

The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

                                          Years Ended December 31,
                                      ---------------------------------
                                        2001         2000        1999
Federal Statutory Income
  Tax at 34%                          $(185,965)  $(221,635)  $(111,580)
State Income Taxes, Net of
  Federal Tax Benefit                   (13,674)    (20,257)     (8,763)
Corporate Owned Life Insurance            3,021
Disallowed Meals & Entertainment          4,884
Other                                    29,195
                                      ---------   ---------   ---------
                                      $(162,539)  $(241,892)  $(120,343)
                                      =========   =========   =========

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

                                                       Year Ended December 31,
                                                       -----------------------
                                                          2001        2000
                                                        --------    --------
Deferred Tax Assets:
  Allowance for Possible Loan losses                    $373,922    $145,222
  Net Operating Loss Carryforward                        110,997      71,623
  Unamortized Intangible Assets                          107,489     142,619
  Unrealized Loss on Securities
    Available for Sale                                     5,319          --
  Other                                                    7,493      25,863
                                                        --------    --------
    Total Deferred Tax Assets                            605,220     385,327
                                                        --------    --------

Deferred Tax Liabilities:
  Fixed Assets                                          $ 43,451    $     --
  Investment Securities                                    7,762       2,596
  Unrealized Gain on Securities Available-for-Sale            --      20,496
                                                        --------    --------
    Total Deferred Tax Liability                          51,213      23,092
                                                        --------    --------

Net Deferred Tax Asset                                  $554,007    $362,235
                                                        ========    ========

Management believes it is more likely than not the Company will generate taxable income sufficient to realize the deferred tax benefit. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to income tax expense.

The Company had available at December 31, 2001, $292,164 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2019 to 2021.

NOTE 7: Financial Instruments with Off-Balance Sheet Risk
---------------------------------------------------------

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk at December 31, 2001 were as follows:

Commitments to extend credit     $7,965,000
Standby letters of credit         2,334,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration date or other termination clauses and may require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

The Company has available as a source of short-term financing the purchase of federal funds from three correspondent commercial banks. These available lines totaled $3,750,000 at December 31, 2001. In addition, during 2001, Vision Bank became a member of the Federal Home Loan Bank (FHLB) of Atlanta. As a result, the Bank has access to different credit plans offered through the FHLB. At December 31, 2001, the Bank had not drawn on these credit lines nor established a credit availability limit.

The Bank has not been required to perform on any financial guarantees or incurred any losses on its commitments.

NOTE 8: Concentration of Credit
-------------------------------

The Company maintains cash deposits with various commercial banks in Alabama. The total cash balances are insured by the FDIC up to $100,000. Total uninsured balances held at other commercial banks amounted to $1,317,140 and $1,540,440, at December 31, 2001 and 2000, respectively.

In addition to cash deposits, Vision Bank had $2,603,000 and $7,887,573 in unsecured federal funds sold to one of its correspondent banks at December 2001 and 2000, respectively.

NOTE 9: Employee Benefit Plan
-----------------------------

The Bank has a retirement savings 401(k) plan in which substantially all employees may participate. This plan allows the employee to contribute a minimum of 1% to a maximum of 15% of their total compensation annually. The Bank provides a matching contribution to the Plan of 50% of the employees contribution up to 6% of total annual compensation, thus allowing contributions totaling 18% of the employees annual compensation. The Bank's expense for the plan was $21,225 and $9,687 for the years ended December 31, 2001 and 2000, respectively.

NOTE 10: Regulatory Capital
---------------------------

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if taken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Vision Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Vision Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Bank meets all capital adequacy requirements to which it is subject.

Under applicable banking regulations, the Company and Vision Bank were considered well capitalized at both December 31, 2001 and 2000.

Vision Bank's allowance for loan losses, limited to 1.25% of risk weighted assets, is a component of Tier II capital under capital adequacy guidelines. Due to the significant increase in the allowance for loan losses during 2001, this Tier II component contributed to the increases in the Company's and Vision Bank's capital ratios. The amount of the allowance for loan losses included in Tier II capital

---------------------------------------

at December 31, 2001 was $1,013,340 for the Company and the Bank, compared to $396,025 for both the Company and the Bank at December 31, 2000.

The following table sets forth the actual capital ratios at December 31, 2001 and 2000, for the Company and the Bank, as well as the minimum total risk-base, Tier 1 risked based and Tier 1 leverage ratios required to be classified as adequately capitalized and well capitalized.

                                                                                 To Be Well
                                                                                Capitalized
                                                            For Capital       Under the Prompt
                                                             Adequacy        Corrective Action
                                        Actual               Purposes            Provisions
                                  -------------------   ------------------   ------------------
                                     Amount     Ratio     Amount     Ratio     Amount     Ratio
                                  -------------------   ------------------   ------------------
As of December 31, 2001
-----------------------------
  Total Risk-Based Capital
     (to Risk-Weighted Assets)
     Consolidated                 $11,140,086   13.63%  $6,536,175   8.00%   $8,170,219   10.00%
     Vision Bank                   10,279,783   12.59    6,533,935   8.00     8,167,419   10.00

  Tier 1 Capital
     (to Risk-Weighted Assets)
     Consolidated                  10,126,746   12.39    3,268,088   4.00     4,902,131    6.00
     Vision Bank                    9,266,443   11.35    3,266,968   4.00     4,900,452    6.00

  Tier 1 Leverage Capital
     (to Average Assets)
     Consolidated                  10,126,746   10.31    3,268,088   4.00     4,085,110    5.00
     Vision Bank                    9,266,443    9.30    3,266,968   4.00     4,083,710    5.00

As of December 31, 2000
-----------------------------
  Total Risk-Based Capital
     (to Risk-Weighted Assets)
     Consolidated                 $ 7,673,427   20.78%   2,954,159   8.00%    3,692,698   10.00%
     Vision Bank                    6,873,741   18.64    2,950,103   8.00     3,687,629   10.00

  Tier 1 Capital
     (to Risk-Weighted Assets)
     Consolidated                   7,277,402   19.71    1,477,079   4.00     2,215,619    6.00
     Vision Bank                    6,477,716   17.57    1,475,052   4.00     2,212,578    6.00

  Tier 1 Leverage Capital
     (to Average Assets)
     Consolidated                   7,277,402   15.10    1,477,079   4.00     1,846,349    5.00
     Vision Bank                    6,477,716   13.46    1,475,052   4.00     1,843,815    5.00

NOTE 11: Related Party Transactions
-----------------------------------

In March 2000, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank's Gulf Shores, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for one year with an option to renew the lease for one additional term of one year. The monthly rent on this lease was in an amount of $2,640 per month. Lease payments to Gulf Shores Investment Group, LLC totaled approximately $5,280 and $26,400 during the twelve-month periods ended December 31, 2001 and 2000, respectively. In addition, Vision Bank agreed to pay the real estate taxes and utility expenses furnished to the premises. This lease expired in March 2001.

In March 2000, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank's Orange Beach, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for one year with an option to renew the lease for one additional term of one year. The monthly rent on this lease was in an amount of $1,975 per month. Lease payments to Gulf Shores Investment Group, LLC totaled approximately $23,700 and $19,750 during the twelve-month periods ended December 31, 2001 and 2000, respectively. In addition, Vision Bank agreed to pay the real estate taxes and utility expenses furnished to the premises. This lease was renewed in March 2001 for one additional one-year term.

In March 2001, Vision Bank entered into a lease agreement, as tenant with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property in which Vision Bank's Gulf Shores, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease is three years with options to renew the lease for three additional terms of three years each. The monthly rent on this lease is in an amount of $15,700 per month. Lease payments to Gulf Shores Investment Group, LLC totaled approximately $155,039 during the twelve months ended December 31, 2001. Vision Bank also agreed to pay the landlord an additional sum to be adjusted periodically, beginning after the first year of the lease, to coincide with the operating cost that the landlord shall pay or becomes obligated to pay in connection with the ownership and operation of the building. In addition, Vision Bank agreed to pay the real estate taxes, utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

The Company engaged three independent appraisers to prepare separate analyses, using an income approach and comparable lease cost, in determining lease payment amounts with regard to related party leases. These analyses were submitted and approved by Vision Bank's primary regulators.

NOTE 12: Leases
---------------

In March 2000, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank's Gulf Shores, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for one year with an option to renew the lease for one additional term of one year. The monthly rent on this lease was in an amount of $2,640 per month. Lease payments to Gulf Shores Investment Group, LLC totaled approximately $13,200 and $26,400 during the twelve months ended December 31, 2001 and 2000, respectively. In addition, Vision Bank agreed to pay the real estate taxes and utility expenses furnished to the premises. This lease expired in March 2001.

In March 2000, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank's Orange Beach, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for one year with an option to renew the lease for one additional term of one year. The monthly rent on this lease was in an amount of $1,975 per month. Lease payments to Gulf Shores Investment Group, LLC totaled approximately $23,700 and $19,750 during the twelve months ended December 31, 2001 and 2000, respectively. In addition, Vision Bank agreed to pay the real estate taxes and utility expenses furnished to the premises. This lease was renewed in March 2001 for one additional one-year term.

In March 2001, Vision Bank entered into a lease agreement, as tenant with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property in which Vision Bank's Gulf Shores, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease is three years with options to renew the lease for three additional terms of three years each. The monthly rent on this lease is in an amount of $15,700 per month. Lease payments to Gulf Shores Investment Group, LLC totaled approximately $155,039 during the twelve months ended December 31, 2001. Vision Bank also agreed to pay the landlord an additional sum to be adjusted periodically, beginning after the first year of the lease, to coincide with the operating cost that the landlord shall pay or becomes obligated to pay in connection with the ownership and operation of the building. In addition, Vision Bank agreed to pay the real estate taxes, utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

In May 2000, the Company entered into an arrangement, as tenant, with Gulf Sand and Gravel, an independent third party, pursuant to which the Company and Vision Bank leased commercial office space located at 224 West 19th Avenue, Gulf Shores, Alabama. The amount of space leased and the use of the space have varied from time-to-time. Vision Bank currently leases approximately 1,000 square feet to house its Accounting and Operations departments. This arrangement is on a month-to- month basis and can be canceled by either party with 30 days notice. The current rent on this space is $1,850 per month. Rental payments to Gulf Sand and Gravel totaled approximately $12,900 and $12,350 during the twelve months ended December 31, 2001 and 2000, respectively. Vision Bank

---------------------------

anticipates relocating these departments to its new Orange Beach facilities during the first quarter of 2002.

In November 2000, Vision Bank entered into a lease agreement, as tenant, with Lisha May Harrison, Tanya Harrison and Lamar Harrison (the "Lessors"), independent third parties, pursuant to which Vision Bank leased the real property on which its Point Clear, Alabama branch is located. The initial term of this lease is for five years with options to renew the lease for three additional terms of five years each. The lease provides for increases in the monthly rental payments on each renewal option exercised. The current rent on this lease is $900 per month. Lease payments to the Lessors totaled approximately $10,800 during the twelve months ended December 31, 2001, compared to none for the same period of 2000. Vision Bank also agreed to pay the cost of maintaining the physical repair of the building. In addition, Vision Bank agreed to pay the real estate taxes, utilities, and to maintain fire and extended coverage and general liability insurance coverage for the real property.

In June 2001, Vision Bank acquired a branch located at 1190 South McKenzie, Foley, Alabama, from Union Planters Bank. As a part of this acquisition, Vision Bank assumed the lease with D.I.D. Market Development Co., an independent third party, pursuant to which Vision Bank leased the premises for its Foley, Alabama branch. This lease arrangement is on a month-to-month basis and can be canceled by either party with 90 days written notice. The current rent on this lease is $1,715 per month. Lease payments to D.I.D. Market Development Co. totaled approximately $8,575 during the twelve months ended December 31, 2001, compared to none for the same period of 2000.

Total rental expense totaled $224,214, $58,500 and $0 for the years ended December 31, 2001, 2000 and 1999 respectively.

Future minimum lease payments for all leases at December 31, 2001 are as follows:

                                      Operating
                                      ---------
Years Ending December 31,
2002                                   $310,192
2003                                    316,200
2004                                    159,200
2005                                     21,300
2006                                         --
Thereafter                                   --
                                       --------
Total minimum lease payments           $806,892
                                       ========

NOTE 13: Fair Value of Financial Instruments
--------------------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents - For these short-term instruments, the carrying
-------------------------
amount is a reasonable estimate of fair value.

--------------------------------------------------------

Investment Securities and Securities Available for Sale - For debt securities
-------------------------------------------------------
and marketable equity securities held either for investment purposes or for sale, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loan Receivables - For variable rate loans, the carrying value is considered to
----------------
approximate their fair value. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities - The fair value of demand deposits, savings accounts and
-------------------
certain money market deposits is the amount payable at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposit of similar remaining maturities.

Commitments to Extend Credit and Standby Letters of Credit - The value of the
----------------------------------------------------------
unrecognized financial instruments is estimated based on the related fee income associated with the commitments, which is not material to the Company's financial statements at December 31, 2001.

The estimated fair values of the Company's financial instruments are as follows:

                                                 Year Ending December 31,
                                    -----------------------------------------------------
                                               2001                        2000
                                    -------------------------   -------------------------
                                     Carrying        Fair        Carrying        Fair
                                      Amount         Value        Amount         Value
                                    -------------------------   -------------------------
Financial Assets:
  Cash and Short-term Investments   $ 4,745,537   $ 4,745,537   $ 9,791,590   $ 9,791,590
  Securities Available-for-Sale      12,308,456    12,308,456     6,509,282     6,509,282
  Loans                              78,194,990                  32,823,294
  Less: Allowance for Loan losses    (1,013,340)                   (396,025)
                                    -------------------------   -------------------------
    Loans, Net                       77,181,650    80,166,560    32,427,269    32,375,692
                                    -------------------------   -------------------------
    TOTAL                           $94,235,643   $97,220,553   $48,728,141   $48,676,564
                                    =========================   =========================
Financial Liabilities
  Deposits                          $87,069,716   $88,919,339   $42,104,451   $43,151,411
                                    -------------------------   -------------------------
    TOTAL                           $87,069,716   $88,919,339   $42,104,451   $43,151,411
                                    =========================   =========================

NOTE 14: Other Expense
----------------------

The following amounts were included in other expense:

                                   2001            2000
                                --------        --------
Telephone                       $ 86,349        $ 39,983
Insurance                         36,444           4,455
Taxes and Licenses                51,323           3,974
Travel and Entertainment          74,563          35,774
Training                          16,810           7,420
Postage and Delivery              63,337          22,421
Dues and Subscriptions            15,815          10,882
Other                            252,608          49,060
                                --------        --------
                                $597,249        $173,969
                                ========        ========

NOTE 15: Stock Plans
--------------------

The Company has adopted an Incentive Stock Compensation ("Plan") to provide an incentive to certain officers and key management employees of the Company and its subsidiary. Options granted under the Plan must be at a price not less than the fair market value of the shares at the date of grant. As of December 31, 2000, the Company had reserved 75,000 shares for issuance under the Plan. In 2001, the Company reserved additional 75,000 shares for an aggregate of 150,000 shares of common stock for issuance under the Plan. All options expire no more than ten years from the date of grant, or 90 days after an employee's termination. At December 31, 2001, approximately 77,500 shares remained available for the granting of options under the Plan.

The Plan's Administration Committee determines vesting periods. The options issued during 2001 and 2000 under the Plan have vesting requirements. The option recipients are required to remain in the employment of the Company for three years to fully vest in the options granted. These options become exercisable on a pro-rata basis over the vesting period. At December 31, 2001, 20,250 options granted under the Plan were vested. In the event of a change in control, option issued under this plan, become 100 percent vested.

The Company has adopted a Director Stock Plan for Directors ("Director's Plan") whereby directors of the Company and its subsidiary may receive Common Stock in lieu of cash director fees. As of December 31, 2000, the Company had reserved 70,000 shares for issuance under the Director's Plan. In 2001, the Company reserved additional 80,000 shares for an aggregate of 150,000 shares of common stock for issuance under the Plan. The Director's Plan Administration Committee determines vesting periods. The options issued during 2000, under the Director's Plan, were 100 percent vested at the date of grant. All options expire no more than ten years from the date of grant. At December 31, 2001, approximately 80,000 shares remained available for the granting of options under the Director's Plan.

--------------------------------

Following is a summary of the transactions in Common Stock under the Plan and the Director's Plan:

                                                                     Weighted
                                                      Number         Average
                                                     of Shares   Exercise Price
                                                     ---------   --------------
Balance, December 31, 1999                                 --       $    --

Granted, Year Ended December 31, 2000                 135,000         10.00
Exercised or Expired, Year Ended December 31, 2000         --            --
                                                     ---------------------------

Balance, December 31, 2000                            135,000         10.00

Granted, Year Ended December 31, 2001                  12,500         15.00
Exercised or Expired, Year Ended December 31, 2001     (5,000)       (10.00)
                                                     ---------   ---------------

Balance, December 31, 2001                            142,500       $ 10.44

At December 31, 2001, the total shares outstanding and exercisable under the Plan and the Director's Plan were as follows:

                                                          Average
                                                         Remaining
                                            Number         Life        Options
                                          Outstanding   (In Years)   Exercisable
                                          -----------   ----------   -----------
  Options with Exercise Price of $10.00     130,000         8.7        90,250
  Options with Exercise Price of $15.00      12,500         9.2            --
                                            -------                    ------
Total outstanding, December 31, 2001        142,500                    90,250
                                            =======                    ======

As permitted by Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 23), the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for options granted under the Incentive Plan. Had compensation cost for the Company's Plan been determined based on the fair value at the grant dates for awards under the Plan, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                  2001          2000         1999
                                                ---------    ---------    ----------
Net Income (Loss)
  As reported                                   $(384,418)   $(409,976)   $ (207,834)
  Pro forma                                      (464,442)    (677,302)     (207,834)

Earnings (Loss) Per Share (Basic and Diluted)   $   (0.44)   $   (0.64)   $(2,078.34)
  As reported                                   $   (0.53)   $   (1.06)   $(2,078.34)
  Pro forma

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001: dividend

--------------------------------

yield of 2.00%; expected volatility of 20%, risk-free interest rates of 5.05%, and expected lives of ten years. The weighted average fair value of options granted during 2001 was $4.49. The weighted-average assumptions used for grants in 2000: dividend yield of 2.00%; expected volatility of 20%, risk-free interest rates of 6.00%, and expected lives of ten years. The weighted average fair value of options granted during 2000 was $3.30.

The Company has adopted an Employee Stock Purchase Plan that provides active full-time employees with a convenient way to become shareholders of the Company. Employees will have the opportunity to subscribe to purchase shares of a series of offerings occurring at six-month intervals. There are 7,500 shares authorized for issuance under this Plan from authorized but unissued shares. As of December 31, 2001, 350 shares were issued under the Plan. The total subscription liability under the Plan for all covered employees totaled 1,065 shares as of December 31, 2001. Approximately 6,085 shares remained available for subscription under this Plan.

Note 16: Business Combinations
------------------------------

On July 13, 2001, Vision Bank, the Company's bank subsidiary, consummated a transaction whereby Vision Bank purchased certain assets and assumed certain liabilities from the Foley, Alabama branch office of Union Planters Bank. This transaction was accounted for using the purchase method of accounting. In exchange for the assumption of approximately $2,436,000 in liabilities, Vision Bank received approximately $1,346,000 in cash, $954,000 in loans, net of unearned interest, $11,000 in other assets and $125,000 of intangible assets. The results of operations is included in the accompanying financial statements since the date of acquisition.

              [The remainder of this page intentionally left blank]

NOTE 17: Condensed Parent Company Information
---------------------------------------------

                        Statements of Financial Condition

                                                                  December 31,
                                                            ------------------------
                                                               2001          2000
                                                            -----------   ----------
                         Assets
Cash and due from banks                                     $   840,223   $  790,915
Investment in subsidiaries                                    9,382,349    6,895,843
Deferred tax assets                                              10,770           --
Other assets                                                     17,227       49,370
                                                            -----------   ----------
    Total Assets                                            $10,250,569   $7,736,128
                                                            ===========   ==========

          Liabilities and Stockholders' Equity
Accounts payable                                            $     7,917   $   11,203
Due to Vision Bank                                                   --       29,396
                                                            -----------   ----------
    Total Liabilities                                       $     7,917   $   40,599
                                                            -----------   ----------

                  Stockholders' Equity

Common stock, $1.00 par value; 10,000,000 authorized;
  authorized; 1,043,280 and 839,317 shares issued and
  outstanding at December 31, 2001 and 2000, respectively     1,043,280      839,317
Preferred stock $1.00 par value;
  1,000,000 authorized; -0- shares issued and outstanding            --           --
Additional paid-in capital                                   10,210,697    7,438,626
Unrealized Gain (Loss) AFS Securities                            (9,097)      35,396
Retained earnings                                            (1,002,228)    (617,810)
                                                            -----------   ----------
    Total Stockholders' Equity                               10,242,652    7,695,529

Total Liabilities and Stockholders' Equity                  $10,250,569   $7,736,128
                                                            ===========   ==========

              [The remainder of this page intentionally left blank]

---------------------------------------------------------

                              Statements of Income

                                                                Years Ended December 31,
                                                            2001         2000         1999
                                                          ---------    ---------    ---------
Income
   Interest Income - Vision                               $  47,910    $  88,252    $      --
   Other Income                                                  --      320,595           --
                                                          ---------    ---------    ---------
     Total Income                                            47,910      408,847           --
                                                          ---------    ---------    ---------

   Interest Expense                                              --        3,307        8,849
                                                          ---------    ---------    ---------
     Net Interest Income                                     47,910      405,540       (8,849)
                                                          ---------    ---------    ---------
Expenses
   Salaries & Employee Benefits                              37,051       27,000      136,786
   Occupancy Expense                                          2,208           --           --
   Legal Fee Expense                                         21,428           --           --
   Accounting and Professional Fees                           6,401       10,797        3,680
   Organizational Expense                                        --       15,000      151,611
   Miscellaneous Expense                                      7,009        2,823       27,251
                                                          ---------    ---------    ---------
     Total Expense                                           74,097       55,620      319,328
                                                          ---------    ---------    ---------

Income/(loss) before income taxes and equity in
   undistributed earnings of subsidiaries                   (26,187)     349,920     (328,177)
Income tax expense/(benefit)                                (10,770)     120,343     (120,343)
                                                          ---------    ---------    ---------

Income before equity in undistributed earnings/(loss)       (15,417)     229,577     (207,834)
   of subsidiaries
Equity in undistributed earnings/(loss) of subsidiaries    (369,001)    (639,553)          --
                                                          ---------    ---------    ---------

     Net Income/(Loss)                                    $(384,418)   $(409,976)   $(207,834)
                                                          =========    =========    =========

              [The remainder of this page intentionally left blank]

---------------------------------------------------------

                         Statements of Cash Flows

                                                                                  Years Ended December 31,
                                                                              2001           2000          1999
                                                                           -----------    -----------    ---------
Cash Flows From Operating Activities:
  Net loss                                                                 $  (384,418)   $  (409,976)   $(207,834)
  Adjustments to reconcile net income to net cash provided by operations
    Deferred income tax expense (benefit)                                      (10,770)       120,343     (120,343)
    Loss of subsidiary                                                         369,001        639,553           --
    Net change in:
      Other assets                                                              32,143         59,301       44,048
      Other liabilities                                                        (32,682)       (53,901)          --
                                                                           -----------    -----------    ---------
      Net cash provided by (used in) operating activities                      (26,726)       355,320     (284,129)

Cash Flows From Investing Activities:
  Investment in Vision Bank                                                 (2,900,000)    (7,500,000)          --
  Purchase of equipment                                                             --             --      (19,375)
  Proceeds from sale of premises and equipment                                      --         19,375           --
                                                                           -----------    -----------    ---------
      Net cash provided by (used in) investing activities                   (2,900,000)    (7,480,625)     (19,375)

Cash Flows From Financing Activities:
  Proceeds from advances by organizer                                               --             --      390,000
  Deferred stock offering costs                                                     --             --      (56,748)
  Proceeds from the issuance of common stock                                 2,976,034      7,885,472        1,000
                                                                           -----------    -----------    ---------
      Net cash provided by (used in) financing activities                    2,976,034      7,885,472      334,252
                                                                           -----------    -----------    ---------

Net increase/(decrease) in cash and cash equivalents                            49,308        760,167       30,748

Cash and cash equivalents at beginning of period                               790,915         30,748           --
                                                                           -----------    -----------    ---------

Cash and cash equivalents at end of period                                 $   840,223    $   790,915    $  30,748
                                                                           ===========    ===========    =========

Supplemental Cash Flow Information:
  Cash paid during period for interest                                     $        --    $     3,307    $      --
  Cash paid during period for income taxes                                 $        --    $        --    $      --

              [The remainder of this page intentionally left blank]

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Vision Bancshares, Inc.


                               By:     /s/ J. Daniel Sizemore
                                       ----------------------------------------
                                       J. Daniel Sizemore, Chairman, President
                                       and Chief Executive Officer

                               Date:   March 25, 2002

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

     In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities indicated on March 25, 2002.

        SIGNATURE                         TITLE
        ---------                         -----


/s/ Gordon Barnhill, Jr.                  Director
-----------------------------------
Gordon Barnhill, Jr.


                                          Director
-----------------------------------
R. J. Billingsley, Jr.


/s/ William E. Blackmon                   Chief Financial Officer
-----------------------------------
William E. Blackmon

/s/ Julian Brackin                        Director
-----------------------------------
Julian Brackin


/s/ Joe C. Campbell                       Director
-----------------------------------
Joe C. Campbell


/s/ William D. Moody                      Director
-----------------------------------
William D. Moody


                                          Director
-----------------------------------
Paige Dawson Ogletree


                                          Director
-----------------------------------
James Ray Owen, Jr.


/s/ Donald W. Peak                        Director
-----------------------------------
Donald W. Peak


/s/ Rick A. Phillips                      Director
-----------------------------------
Rick A. Phillips


                                          Director
-----------------------------------
Daniel W. Scarborough


/s/ J. Daniel Sizemore                    Chairman and Chief Executive Officer
-----------------------------------
J. Daniel Sizemore


/s/ George W. Skipper, III                Director
-----------------------------------
George W. Skipper, III


/s/ Thomas Gray Skipper                   Director
-----------------------------------
Thomas Gray Skipper


/s/ J. Douglas Warren                     Director
-----------------------------------
J. Douglas Warren


                                          Director
-----------------------------------
Patrick Willingham

             SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
              FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT
                            BY NON-REPORTING ISSUERS

     Vision Bancshares, Inc. has not sent any annual report to security holders covering its last fiscal year. Subsequent to the filing of this Form 10-KSB, Vision Bancshares, Inc,. will furnish its security holders with a proxy statement with respect to its annual meeting of security holders.