Form 10KSB/A
period 2001-12-31
VISION BANCSHARES INC
filed 2002-04-25
CIK 1095861

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

(Mark one)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _________

Commission file number:
         333-88073

                             VISION BANCSHARES, INC.
                 (Name of small business issuer in its charter)

             Alabama                                    63-1230752
    (State of incorporation)             (I.R.S. Employer Identification No.)

     2201 West 1/st/ Street
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
  X  Yes         No
-----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $ 6,870,308
                                                         -----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) NOT APPLICABLE

Note. C If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,043,850 shares outstanding as of April 15, 2002

Documents incorporated by reference.If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").

     Transitional Small Business Disclosure Format (check one): Yes ___  No  X
                                                                            ---

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

         Vision Bancshares is in the process of organizing Vision Bank, FSB as a federal savings bank chartered by the Office of Thrift Supervision. Vision Bank, FSB will serve as a depository of funds and as a lender of credit for homes and other goods and services principally to customers in Panama City, Florida, and the Florida panhandle. On April 16, 2002, Vision Bancshares filed an application with the OTS seeking permission to organize Vision Bank, FSB. Vision Bancshares anticipates that it will take approximately six months from the date of the filing of an application with the OTS for the OTS to grant permission for Vision Bank, FSB to open.

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

         In May 2000, the Company entered into an arrangement, as tenant, with Gulf Sand and Gravel, an independent third party, pursuant to which Vision Bancshares and Vision Bank leased commercial office space located at 224 West 19/th/ Avenue, Gulf Shores, Alabama. The amount of space leased and the use of the space has varied from time-to-time. Vision Bank currently leases approximately 1,000 square feet at this location to house its Accounting and Operations departments. Vision Bank anticipates relocating these departments to its new Orange Beach facilities during the first quarter of 2002.

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

         As of March 15, 2001, Vision Bancshares had approximately 375 shareholders of record.

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

Loan Portfolio

                                                December 31,
                              ---------------------------------------------
                                       2001                    2000
                              ---------------------------------------------
                                           Percent                 Percent
                               Amount      of total    Amount      of total
                              ---------------------------------------------
                                           (Dollars in thousands)

Commercial, financial and
  agricultural                $ 37,021       47.3%    $ 14,892       45.4%
Real estate - construction       7,446        9.5%         824        2.5%
Real estate - mortgage          25,803       33.0%      13,231       40.3%
Consumer                         7,925       10.1%       3,876       11.8%
                              --------     -------    --------     -------
                                78,195      100.0%      32,823      100.0%
                                           =======                 =======

Allowance for loan losses        1,013                     396
                              --------                --------

Net loans                     $ 77,182                $ 32,427
                              ========                ========

     The following table provides maturities of certain loan classifications and an analysis of these loans maturing as of December 31, 2001.

Selected Loan Maturity and Interest Rate Sensitivity

                                                                December 31, 2001
                                 ------------------------------------------------------------------------------------
                                               Maturity                                  Rated structure for loans
                                 --------------------------------------
                                             Over one                                      maturing over one year
                                                                                         --------------------------
                                   One           year                                        Fixed      Floating or
                                  year or      through         Over                       interest     adjustable
                                   less       five years    five years       Total           rate          rate
                                 ---------    ----------    -----------     --------     --------------------------
                                                                 (in thousands)
Commercial, financial
  and agricultural               $ 21,297      $ 14,486      $ 1,238        $ 37,021       $ 11,641        $ 4,083

Real estate - construction          7,291           155            -           7,446            155              -
                                 -----------------------    -------------------------    ---------------------------

                                 $ 28,589      $ 14,640      $ 1,238        $ 44,467       $ 11,796        $ 4,083
                                 =======================    =========================    ===========================

Investment Portfolio

         The composition of the Company's investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. The Company's entire portfolio is classified as available for sale to appropriately reflect the nature of the Company's holdings that are available for sale should liquidity needs dictate. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. Investment securities with a carrying value of approximately $11,445,000 and $3,765,000 were pledged to secure certain deposits at December 31, 2001 and 2000, respectively.

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

Investment Portfolio

                                           2001            2000
                                         ------------------------
                                          (Dollars in thousands)

U.S. government and agency securities       2,135           4,051


Mortgage-backed securities                  9,807           2,459


State and municipal securities                  -               -


Equity securities                             366              85
                                         ------------------------
                                         $ 12,308        $  6,595
                                         ========================

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

Investment Portolio Maturity Schedule

                                                                    December 31, 2001
                                    ---------------------------------------------------------------------------------
                                                                        Maturing
                                    ---------------------------------------------------------------------------------
                                           Within           After One but       After Five but           After
                                          One Year        Within Five Years    Within Ten Years        Ten Years
                                    ---------------------------------------------------------------------------------
                                     Amount      Yield    Amount      Yield    Amount     Yield    Amount       Yield
Securities-All Available for Sale:                                (Dollars in Thousands)
----------------------------------
U.S. Government agencies            $ 1,007      6.67%   $   530      6.83%   $     -     0.00%   $   599       7.46%
Mortgage-backed securities          $     -      0.00%   $   980      5.08%   $ 1,477     5.36%   $ 7,349       5.88%
Equity securities                         -      0.00%         -      0.00%         -     0.00%       366       0.00%
                                    -------              -------              -------             -------
   Total                            $ 1,007      6.67%   $ 1,510      5.67%   $ 1,477     5.36%   $ 8,314       6.33%
                                    =======              =======              =======             =======

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

     The following table presents the average amounts outstanding and the average rates paid for each of the major classifications of deposits for the 12-month periods ending December 31, 2001 and 2000:

Average Deposit Balances and Rate Paid


                                                   --------------------  ------------------
                                                           2001                 2000
                                                   --------------------  ------------------
                                                                Average             Average
                                                    Average      rate    Average     rate
                                                    balance      paid    balance     paid
                                                   --------------------  ------------------
                                                            (Dollars in thousands)
Noninterest-bearing demand                         $   6,079     0.00%  $   2,252    0.00%
Interest-bearing demand                                7,072     3.46%      1,833    3.93%
Savings and Money Market Deposit accounts             19,066     4.04%      4,635    5.87%
Time                                                  34,542     5.68%      8,889    7.09%
                                                   ---------            ---------
  Total (1)                                        $  66,759     4.91%  $  17,609    6.34%
                                                   =========            =========

--------------------------------------------------------------------------------
/(1)/ The rate paid on total average deposits represents the rate paid on total average interest-bearing deposits only.

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

Maturities of Large Time Deposit

                                                                December 31, 2001
                                                   -----------------------------------------
                                                       Time          Other
                                                   Certificates       Time
                                                    of Deposit      Deposits        Total
                                                   ------------    ----------    -----------
                                                                 (in Thousands)
Three months or less                               $      3,025    $    2,000    $     5,025
Over three through six months                             3,687             -          3,687
Over six through twelve months                            2,263             -          2,263
Over twelve months                                        2,867             -          2,867
                                                   ------------    ----------    -----------

                                                   $     11,842    $    2,000    $    13,842
                                                   ============    ==========    ===========

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

Short-term Borrowings

                                                      At December 31,                                    Maximum
                                                 ---------------------------
                                                                  Weighted                 Weighted    Outstanding
                                                                  Average      Average     Average       At Any
                                                    Balance         Rate       Balance       Rate       Month-End
                                                    -------       --------     -------     --------    -----------
                                                                          (Dollars in thousands)
2001:
  Federal funds purchased                         $        -          0.00%  $        140       2.15%  $        750
  Other short-term borrowings                              -          0.00%           -         0.00%             -
                                                 --------------             --------------            --------------
    Total                                         $        -          0.00%  $        140       2.15%  $        750
                                                 ==============             ==============            ==============

2000:
  Federal Funds Purchased                         $        -          0.00%  $        -         0.00%  $        -
  Other short-term borrowings                              -          0.00%           120       9.92%  $        -
                                                 --------------             --------------            --------------
    Total                                         $        -                 $        120              $        -
                                                 ==============             ==============            ==============

1999:
  Federal Funds Purchased                         $        -          0.00%  $        -         0.00%  $        -
  Other short-term borrowings                              390        9.97%           195       9.97%           390
                                                 --------------             --------------            --------------
    Total                                         $        390               $        195              $        390
                                                 ==============             ==============            ==============

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

         The following table sets forth the Company's maturity and repricing exposure at December 31, 2001 for the time frames presented:

                                                      Three       Months to      Three         Three
                                                     Months       One Year       Years         Years       Total
                                                 ----------------------------------------------------------------
                                                                      (Dollars In Thousands)
Earning Assets:
  Interest-bearing deposits in banks              $   2,603           -             -             -    $   2,603
  Investment securities                               1,411         1,803        3,781         5,313      12,308
  Loans                                              33,598        15,961       12,912        15,724      78,195
                                                 ----------------------------------------------------------------
     Total interest earning assets                   37,612        17,764       16,693        21,037      93,106


Interest-bearing Liabilities:
  Interest-bearing demand deposits (1)                  -             -             -          8,409       8,409
  Savings                                            23,136           -             -          4,516      27,652
  Certificates of deposits                            8,634        20,641        8,400         4,600      42,275
  Time open deposit accounts                          2,000                         -             -        2,000
                                                 ----------------------------------------------------------------
     Total interest-bearing liabilities           $  33,770    $   20,641     $  8,400    $   17,525   $  80,336
                                                 ----------------------------------------------------------------


Interest rate sensitivity gap                     $   3,842    $   (2,877)    $  8,293    $    3,512   $  12,770
                                                 ================================================================


Cumulative interest rate sensitivity gap          $   3,842    $      965     $  9,258    $   12,770
                                                 =====================================================

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

                       Rate Shock Analysis

                                 -200                      200
                                Basis        Stable       Basis
                                Points       Rates        Points
                              ------------------------------------
                               (Dollars in thousands)


Interest income                $  7,538     $  8,232     $  9,159
Interest expense                  2,549     $  2,904     $  3,822
                              ------------------------------------

  Net Interest Income          $  4,989     $  5,328     $  5,337
                              ====================================

 Dollar change from Level          (339)                        9

 Percentage change from level     -6.36%                     0.17%

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

         The following table illustrates the Company's regulatory capital ratios at December 31, 2001 and 2000:

Capital Adequacy Ratios

                                                        December, 31
                                            ------------------------------------
                                               2001                    2000
                                            ------------            ------------
                                                       (in thousands)

Tier I Capital                               $   10,127              $    7,277
Tier II Capital                                   1,013                     396
                                            ------------            ------------

    Total Qualifying Capital                 $   11,140              $    7,673
                                            ============            ============


Risk Weighted Total Assets (including
    off-balance sheet exposures)             $   81,702              $   36,927
                                            ============            ============

Tier I Risk-Based Capital Ratio                   12.39%                  19.71%
                                            ============            ============

Total Risk-Based Capital Ratio                    13.63%                  20.78%
                                            ============            ============

Leverage Ratio                                    10.31%                  15.10%
                                            ============            ============

            [The remainder of this page was intentionally left blank]

         In addition to regulatory requirements, a certain level of capital growth must be achieved to maintain appropriate ratios of equity to total assets. The following table summarizes these and other key ratios for the Company for each of the last three years.

Return on Equity and Assets

                                                 Years Ended December 31,
                                                2001      2000        1999
                                             ---------- ---------- ----------
Return on average assets ..................      (0.5%)     (1.6%)   (144.3%)
Return on average equity ..................      (4.8%)     (7.5%)    209.9%
Dividend payout ratio .....................       0.0%       0.0%       0.0%
Average equity to average assets ratio ....      10.7%      21.3%     (68.8%)


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

     The following tabulation presents certain net interest income data without modification for assumed tax equivalency:

                                               December 31,
                                 ---------------------------------------
                                     2001          2000         1999
                                 ------------   ---------    -----------

Rate earned on earning assets (1)    8.66%         9.27%         0.00%

Rate paid on borrowed funds          4.89%         6.31%         9.97%

Interest rate spread                 3.77%         2.96%        -9.97%

Net Yield on earning assets (1)      4.54%         5.31%         0.00%

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

Consolidated Average Balances, Interest Income/Expense and Yield/Rates On a Taxable Equivalent Basis


                                                                                      December 31,
                                            --------------------------------------------------------------------------------------
                                                         2001                          2000                         1999
                                            ----------------------------  ------------------------------ -------------------------
                                             Average             Yield/    Average              Yield/   Average           Yield/
                    ASSETS                   Balance   Interest   Rate     Balance   Interest    Rate    Balance  Interest  Rate
------------------------------------------------------------------------  ------------------------------ -------------------------
                                                                      (Dollars in thousands)
Interest Earning Assets:
    Loans, net of unearned income            $ 58,921    $ 5,515  9.36%    $ 13,017    $ 1,649   12.67%     $   -    $   -    0.00%
    Investment securities:
                      Taxable                   8,620        560  6.50%       2,268        175    7.72%         0        0    0.00%
                   Tax-exempt                       0          0  0.00%           0          0    0.00%         0        0    0.00%
                                            ---------------------         ---------------------          ------------------
     Total investment securities                8,620        560  6.50%       2,268        175    7.72%         0        0    0.00%

    Interest bearing deposits with
     other banks                                    0          0  0.00%       2,375         51    2.15%         0        0    0.00%
    Federal funds sold                          4,720        180  3.81%       7,021        413    5.88%         0        0    0.00%
                                            ---------------------         ---------------------          ------------------
     Total interest earning assets             72,261      6,255  8.66%      24,681      2,288    9.27%         0        0    0.00%

Cash and due from banks                         1,736                           606                            16
Premises and Equipment                            846                           255                            10
Other assets                                    1,053                           335                           118
Allowance for loan & lease losses                (685)                         (141)                            0
                                            ----------                    ----------                     ---------
     Total Assets                            $ 75,211                      $ 25,736                         $ 144
                                            ==========                    ==========                     =========

      LIABILITIES & STOCKHOLDERS' EQUITY
--------------------------------------------

Interest bearing liabilities:
    Deposits:
        Demand                               $  7,072        244  3.45%    $  1,833         72    3.93%     $   -        0    0.00%
        Savings                                19,066        769  4.03%       4,635        272    5.87%         0        0    0.00%
        Time deposits                          34,542      1,958  5.67%       8,889        630    7.09%         0        0    0.00%
                                            ---------------------         ---------------------          ------------------
     Total interest bearing deposits           60,680      2,971  4.90%      15,357        974    6.34%         0        0    0.00%



    Other short term borrowings                   140          3  2.14%         120          3    9.92%       195        9    9.97%
                                            ---------------------         ---------------------          ------------------
      Total interest bearing liabilities       60,820      2,974  4.89%      15,477        977    6.31%       195        9    9.97%
                                                      -----------                   -----------                   ---------
Noninterest bearing liabilities:
    Demand deposits                             6,079                         2,252                             0
    Accrued expenses and other liabilities        298                         2,523                            48
    Stockholders' equity                        8,014                         5,484                           (99)
                                            ----------                    ----------                     ---------
      Total Liabilities and stockholders'
        equity                               $ 75,211                      $ 25,736                         $ 144
                                            ==========                    ==========                     =========

Net Interest Income/net interest spread                  $ 3,281  3.77%                $ 1,311    2.96%              $  (9)  -9.97%
                                                      ==================            ====================          =================
Net Yield on Total Interest Earning Assets                        4.54%                           5.31%                       0.00%
                                                                 =======                       =========                    =======

Taxable equivalent adjustment:
    Loans                                                      0                             0                           0
    Investment securities                                      0                             0                           0
                                                      -----------                   -----------                   ---------
      Total taxable equivalent adjustment                      0                             0                           0

Net interest income                                      $ 3,281                       $ 1,311                         ($9)
                                                      ===========                   ===========                   =========

________________
* Loans on nonaccrual status have been included in the computation of average balances


            [The remainder of this page was intentionally left blank]

Rate/Volume Variance Analysis
Taxable Equivalent Basis

                                                             Average volume                      Change in volume
                                                --------------------------------------       -------------------------
                                                 2001            2000            1999        2001-2000       2000-1999
                                                --------       --------        -------       ---------       ---------
                                                                       (Dollars in thousands)
Earning assets:
Loans, net of unearned                          $ 58,921       $ 13,017        $     -       $ 45,904        $ 13,017

Investment securities:
   Taxable                                         8,620          2,268              -          6,352           2,268
   Tax exempt                                          -              -              -              -               -

       Total investment securities                 8,620          2,268              -          6,352           2,268

Interest-bearing deposits with banks                   -          2,375              -         (2,375)          2,375
Fed Funds                                          4,720          7,021              -         (2,301)          7,021
                                                --------       --------        -------       ---------       ---------

       Total earning assets                     $ 72,261       $ 24,681        $     -       $ 47,580        $ 24,681
                                                ========       ========        =======       =========       =========


Deposits:
   Demand                                       $  7,072       $  1,833        $     -       $  5,239        $  1,833
   Savings                                        19,066          4,635              -         14,431           4,635
   Time                                           34,542          8,889              -         25,653           8,889
                                                --------       --------        -------       ---------       ---------

       Total interest-bearing deposits            60,680         15,357              -         45,323          15,357
                                                --------       --------        -------       ---------       ---------

Other short-term borrowings                          140            120            195             20             (75)

       Total interest-bearing liabilities       $ 60,820       $ 15,477        $   195       $ 45,343        $ 15,282
                                                ========       ========        =======       =========       =========

Net interest income/net interest spread

Net yield on earning assets

Net cost of funds

            [The remainder of this page was intentionally left blank]

                                                                                           Variance attributed to (1)
                                                                                    -----------------------------------------
       Average rate            Interest income/expense            Variance                  2001                2000
--------- -----------------  ----------------------------- ------------------------ -------------------- --------------------
   2001      2000     1999      2001       2000     1999    2001-2000    2000-1999    Volume      Rate     Volume     Rate
--------- --------- -------  --------- ---------- -------- ----------- ------------ ---------- --------- --------- ----------
             (Dollars in thousands)
   9.36%    12.67%    0.00%   $ 5,515    $ 1,649  $     -     $ 3,866      $ 1,649    $ 4,402    $ (536) $      -    $ 1,649


   6.50%     7.72%    0.00%       560        175        -         385          175        417       (32)        -        175
   0.00%     0.00%    0.00%         -          -        -           -            -          -         -         -          -

   6.50%     7.72%    0.00%       560        175        -         385          175        417       (32)        -        175

   0.00%     2.15%    0.00%         -         51        -         (51)          51          -       (51)        -         51
   3.81%     5.88%    0.00%       180        413        -        (233)         413       (112)     (121)        -        413
--------- --------- -------  --------- ---------- -------------------- ------------ ---------- --------- --------- ----------

   8.66%     9.27%    0.00%   $ 6,255    $ 2,288  $     -     $ 3,967      $ 2,288    $ 4,707    $ (740) $      -    $ 2,288
========= ========= =======  ========= ========== ======== =========== ============ ========== ========= ========= ==========


   3.45%     3.93%    0.00%   $   244    $    72  $     -     $   172      $    72    $   182    $  (10) $      -    $    72
   4.03%     5.87%    0.00%       769        272        -         497          272        607      (110)        -        272
   5.67%     7.09%    0.00%     1,958        630        -       1,328          630      1,478      (150)        -        630
--------- --------- -------  --------- ---------- -------- ----------- ------------ ---------- --------- --------- ----------

   4.90%     6.34%    0.00%     2,971        974        -       1,997          974      2,267      (270)        -        974
--------- --------- -------  --------- ---------- -------- ----------- ------------ ---------- --------- --------- ----------

   2.14%     9.92%    9.97%         3          3        9           -           (6)         3        (3)       (6)         -

   4.89%     6.31%    9.97%     2,974        977        9       1,997          968      2,270      (273)       (6)       974
--------- --------- -------  --------- ---------- -------- ----------- ------------ ---------- --------- --------- ----------

   3.77%     2.96%   -9.97%   $ 3,281    $ 1,311  $    (9)    $ 1,970      $ 1,320    $ 2,437    $ (467) $      6    $ 1,314
========= ========= =======  ========= ========== ======== =========== ============ ========== ========= ========= ==========

   4.54%     5.31%    0.00%

   4.12%     3.96%    0.00%

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

Summary of Loan Loss Experience


                                                       2001       2000
                                                   ---------- -----------
                                                   (Dollars in thousands)
Allowance for loan losses at beginning of year....  $    396   $       -
Loans charged off:
    Commercial, financial and agricultural........        15           -
    Real Estate...................................         -           -
    Consumer......................................        23           2
                                                   ---------- -----------
        Total loans charged off...................        38           2

Recoveries on loans previously charged off:
    Commercial, financial and agricultural........         -           -
    Real Estate-mortgage..........................         -           -
    Consumer......................................         -           -
                                                   ---------- -----------
        Total recoveries..........................         -           -
                                                   ---------- -----------

Net loans charged off.............................        38           2

Reserves acquired through purchase................         -           -

Provision for loan losses.........................       655         398
                                                   ---------- -----------

Allowance for loan losses at end of period........  $  1,013   $     396
                                                   ========== ===========

Loans, net of unearned income, at end of period...  $ 78,195   $  32,823
                                                   ========== ===========
Average loans, net of unearned income,
  outstanding for the period......................  $ 58,921   $  13,017
                                                   ========== ===========

                                                       2001       2000
                                                   ---------- -----------
Ratios:
Allowance at end of period to loans, net of
    unearned income...............................      1.30%       1.21%
Allowance at end of period to average loans,
    net of unearned income........................      1.72%       3.04%
Net charge-offs to average loans, net of
    unearned income...............................      0.05%       0.02%
Net charge-offs to allowance at end of period.....      3.75%       0.51%
Recoveries to prior year charge-offs..............      0.00%       0.00%


         As a part of its initial business plan, management of Vision Bank represented to its primary regulators that the Bank would establish and maintain an allowance for loan losses at a minimum level of 1.2% of outstanding loans in order to provide for the inherent risk associated with an unseasoned loan portfolio. This reserve level was based primarily on management's experience with de novo institutions with some consideration given to peer group data. Management decided in 2001 that due to the significant growth in the loan portfolio, Vision Bank would increase its constant reserve percentage to a range of 1.25% to 1.35% of outstanding loans. During its first 21 months of operations, Vision Bank multiplied this constant reserve percentage by the outstanding loan balances at the end of each month and made the appropriate monthly provision to maintain the allowance for loan losses at the desired level.

         In assessing the adequacy of the allowance for loan losses, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses, which must be charged off, and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. Loans identified as having increased credit risk are classified in accordance with the Company's loan policy and appropriate reserves are established for each loan classification category based on pre-determined reserve percentages. Due to limited loan loss experience, reserves are established for the remaining unclassified portion of the loan portfolio based on a predetermined loss factor established by management.

         In evaluating the allowance, management also considers the historical loan loss experience of Vision Bank, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information.

         The following table sets forth management's allocation of the allowance for loan losses to specific loan classes, as of the dates indicated. No data is presented for 1999 as there was no loan loss experience associated with the Company's organizational phase.

Allocation of the Allowance for Loan Losses


                                                                 December 31,
                                               -----------------------------------------------
                                                       2001                     2000
                                               ----------------------  -----------------------
                                                            Percent                  Percent
                                                 Amount     of Total     Amount      of Total
                                               ----------  ----------  ----------   ----------
                                                            (Dollars in thousands)
Domestic loans
  Commercial, financial and agricultural .....       385           38%         -             0%
  Real estate - mortgage .....................         -            0%         -             0%
  Consumer ...................................       628           62%       396           100%
                                               ----------  ----------  ----------   ----------

                                                $  1,013          100%  $    396           100%
                                               ==========  ==========  ==========   ==========



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



Nonperforming Assets

                                               December 31,
                                                  2001
                                         ------------------------
                                        (Dollars in thousands)

Nonaccruing loans                         $                 286
Loans past due 90 days or more                               13
Restructured loans                                            -
                                         ------------------------
Total nonperforming laons                                   299
Other real estate                                         1,017
                                         ------------------------

   Total nonperforming assets             $               1,316
                                         ========================


Ratios:
Loan loss allowance to total
   Nonperforming assets                                   76.98%
Total nonperforming loans to total loans,
   net of unearned interest                                0.38%
Total nonperforming assets to
   total assets                                            1.35%



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



                                                                Percentage
                                            December 31,          change
                                      ------------------------
                                         2001         2000      2001/2000
                                      -----------  -----------  -----------
                                      (Dollars in thousands)

Service charges on deposits           $     230    $      48         379.2%
Mortgage rate premium                       356           87         309.2%
Other                                        29           17          61.1%
                                     -----------  -----------   ----------

                                      $     615    $     153         302.0%
                                     ===========  ===========


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

Noninterest Expenses

                                                 Year Ended December 31,              Percent Change
                                    ------------------------------------------  ------------------------
                                               (Dollars in Thousands)

                                        2001           2000            1999     2001/2000    2000/1999
                                    ------------------------------------------  ----------   -----------
Salaries and Employee Benefits      $    2,144      $      900      $      137    138.2%      556.9%
Occupancy Expense                          329             128               -    157.0%          -
Furniture and Equipment Expense            144              60               -    140.0%          -
Data Processing                            133              62               -    114.5%          -
Organization Expense                         -             148             152       -         -2.6%
Advertising Expense                         95              31               -    205.5%          -
Insurance                                   36               4               -    800.0%          -
Professional Fees                          184             156               3     17.9%     5100.0%
Printing and Office Supplies               162              60               -    170.0%          -
Postage                                     63              22               -    186.4%          -
Telephone                                   86              40               -    115.0%          -
Training and Education                      17               7               -    142.9%          -
Taxes and Licenses                          51               4               -   1175.0%          -
Travel and Entertainment                    75              36               -    108.3%          -
Dues and Subscriptions                      16              11               -     45.5%          -
Other                                      253              49              27    416.3%       81.5%
                                    ------------------------------------------

                                    $    3,788      $    1,718      $      319    120.5%       38.6%
                                    ==========================================

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


                                                     Position
 Name, Age and Director                    with Vision Bancshares and                 Principal Occupation
    or Officer Since                                Vision Bank                     for the Last Five Years
    ----------------                                -----------                     -----------------------
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

Joe C. Campbell, 56,                       Vision Bancshares Director               District Manager, ALFA
2000                                                                                   Insurance Company
                                                                                      (General Insurance)

William D. Moody, 55,                    Director of Vision Bancshares           President, Alpha Development
2000                                             & Vision Bank                            Group, Inc.
                                                                                   (Real Estate Development)

Paige Dawson Ogletree, 40,                 Vision Bancshares Director                   Owner, Dawson
2000                                                                                  Construction Company
                                                                                   (commercial construction)

James R. Owen, Jr., 50,                  Director of Vision Bancshares              President, Gulf Shores
2000                                             & Vision Bank                     Title Insurance Co., Inc.
                                                                                   (Title Insurance Company)

                                                     Position
 Name, Age and Director                    with Vision Bancshares and                 Principal Occupation
    or Officer Since                                Vision Bank                     for the Last Five Years
    ----------------                                -----------                     -----------------------
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

George W. Skipper, III,                   Vision Bancshares Director               Vice President, Skipper
57(1),                                                                                    Insurance
2000                                                                                  (General Insurance)


Thomas Gray Skipper, 30                   Vision Bancshares Director               Vice President, Scotch
(1),                                                                                   Plywood Company
2000

                                                     Position
 Name, Age and Director                    with Vision Bancshares and                 Principal Occupation
    or Officer Since                                Vision Bank                     for the Last Five Years
    ----------------                                -----------                     -----------------------
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

Royce T. Winborne, 55,                    Director of Vision Bancshares            Vice President of Finance,
2002                                                                                    Community Health
                                                                                         Systems, Inc.
                                                                                           since 1984




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

-------------------------------------------------------------------------------------------------------------------------------

                                                  SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------------------------

                        Annual Compensation                                                Long Term
                        -------------------                                              Compensation
                                                                                            Awards
-------------------------------------------------------------------------------------------------------------------------------

        Name and                                                                         Securities
        Principal             Year       Salary     Bonus      Other Annual              Underlying            All Other
        Position                           ($)       ($)       Compensation              Options (#)          Compensation
-------------------------------------------------------------------------------------------------------------------------------
J. Daniel Sizemore            2000    $120,000            0      $     0                  45,000(2)             $    0
Chairman and CEO              2001    $150,000      $27,000      $22,709(1)                5,000(2)             $7,492(3)
-------------------------------------------------------------------------------------------------------------------------------
Robert S. McKean              2000    $100,000      $     0      $     0                   5,000(4)             $    0
President, Vision Bank        2001    $100,000      $16,150      $     0                   5,000(4)             $1,572(3)
-------------------------------------------------------------------------------------------------------------------------------

(1) Includes $12,336 in employee benefits; $10,143 for car allowance; and $230 for civic dues.

(2) The exercise price is $10 per share on 45,000 shares and $15 per share on 5,000 shares.

(3)   Company's 401(k) match.

(4) The exercise price is $10 per share on 5,000 shares and $15 per share on 5,000 shares.


            [The remainder of this page was intentionally left blank]

--------------------------------------------------------------------------------------------------------------------

                                                  OPTIONS GRANTED

--------------------------------------------------------------------------------------------------------------------


                                    Number of           % of Total
                                    Securities           Options
                                    Underlying          Granted to       Exercise Price
          Name                    Options Granted       Employees           ($/Sh)         Expiration Date
--------------------------------------------------------------------------------------------------------------------
J. Daniel Sizemore                   35,000                 69%               $10         March 29, 2010
                                     10,000                                   $10         December 8, 2010
                                      5,000                                   $15         January 22, 2011

--------------------------------------------------------------------------------------------------------------------

Robert S. McKean                      5,000                 14%               $10         October 23, 2010
                                      5,000                                   $15         January 22, 2011
--------------------------------------------------------------------------------------------------------------------

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

ITEM 11
Security Ownership of Certain Beneficial Owners and Management.

     As of March 15, 2002, there were 1,043,650 shares of common stock outstanding and 128,550 shares subject to issuance upon the exercise of vested stock options. Vision Bancshares had approximately 375 shareholders of record as of March 15, 2002.

Principal Shareholders

     The following table shows those persons who are known to Vision Bancshares who own five percent or more of the outstanding shares of common stock as of March 15, 2002:

 Name and Address                Number of Shares of
 ----------------
                                 Common Stock Owned         Percentage Ownership
                                 ------------------         --------------------

 J. Daniel Sizemore                   69,625(1)                     6.49%
 33343 River Road
 Orange Beach, AL 36561

 George W. Skipper, III               91,425(2)                     8.70%
 307 Skipper Drive
 Jackson, AL 36545

 Community Health Systems,            60,850(3)                    5.841%
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

Security Ownership of Management

 Name and Address                 Number of Shares of         Percentage
 ----------------                                             ----------
                                  Common Stock Owned          Ownership
                                  ------------------          ---------

 Directors
 ---------

 Gordon Barnhill, Jr.                   25,125*                 2.39%
 Post Office Box 644
 Robertsdale, AL 36567

 R. J. Billingsley                      24,925                  2.38%
 P.O. Box 190279
 Mobile, Alabama 36619

 Julian Brackin                         37,425*                 3.56%
 1261 Patrick Street
 Daphne, AL 36526

 Joe C. Campbell                        45,425*                 4.32%
 Post Office Box 1069
 Cullman, AL 35056

 William D. Moody                       42,425*                 4.04%
 Post Office Box 2433
 Gulf Shores, AL 36547

 Paige Dawson Ogletree                  14,500                  1.39%
 3250 Locust Street
 Gadsden, Alabama 35901

 James R. Owen, Jr.                     25,025*                 2.38%
 P.O. Box 895
 Gulf Shores, AL 36547

 Name and Address                 Number of Shares of         Percentage
 ----------------                                             ----------
                                  Common Stock Owned          Ownership
                                  ------------------          ---------
 Donald W. Peak                       47,425*                   4.51%
 2401 32nd Street
 Northport, AL 35476

 Rick A. Phillips                     37,425*                   3.56%
 Post Office Box 3351
 Gulf Shores, AL 36547

 Daniel M. Scarbrough, M.D.           37,425*(1)                3.56%
 30815 Peninsula Drive
 Orange Beach, AL 36561

 J. Daniel Sizemore                   69,625 (2)                6.49%(2)
 33343 River Road
 Orange Beach, AL 36561

 Thomas Gray Skipper                  37,425*                   3.56%
 P. O. Box 38
 Fulton, AL 36446

 George W. Skipper, III               91,425*(3)                8.70%
 307 Skipper Drive
 Jackson, AL 36545

 J. Douglas Warren                    37,525*(4)                3.57%
 4560 Bayou Court
 Ono Island
 Orange Beach, Alabama 36561

 Patrick Willingham, CPA              37,425*(5)                3.56%
 30475 Harbour Drive
 Orange Beach, AL 36561

 Royce T. Winborne                    30,425 (6)                2.91%
 3302 Nighthawk Lane
 Pensacola, Florida  32506

Executive officers who are not also directors

 William E. Blackmon                     500                      **
 100 Edgewood Circle
 Oneonta, Alabama 35121

 Robert S. McKean                                        9,633(7)            **
 2201 West 1/st/ Street
 Gulf Shores, Alabama 36542

All Directors and Executive Officers
as a group (18 persons)                                651,108(8)         55.93%

*        Includes 5,000 shares subject to option under the Director Stock Plan.

**       Less than 1%.

(1) Dr. Scarbrough is the medical director of Community Health Systems, a non-profit corporation, which owns 60,850 shares representing 5.841 percent of shares of common stock. Dr. Scarbrough disclaims any beneficial ownership of those shares. See footnotes (4) ,(5) and (6).

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

(4) Includes 30,425 shares owned by Community Health Systems. Mr. Warren is a director of Community Health Systems and votes 30,425 of the 60,850 shares owned by that entity. See footnotes (1), (5) and (6).

(5) Mr. Willingham is chairman of the board of Community Health Systems. Mr. Willingham disclaims any beneficial ownership over shares voted by other directors owned by that entity. See footnote (1), (4) and (6).

(6) Includes 30,425 shares owned by Community Health Systems. Mr. Winborne votes 30,425 of the 60,850 shares owned by that entity. See footnotes
         (1), (4) and (5).

(7) Includes 3,300 shares subject to options under the Incentive Stock Compensation Plan.

(8) Includes all options referenced in the footnotes above. The percentage for the group assumes that shares subject to options have been issued.

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

         Exhibit 16 - Letter on Change of Certifying Accountant filed as Exhibit 16 to the Form 10-KSB (File Number 333-88073) filed on April 1, 2002, and incorporated herein by reference.

         Exhibit 21 - Subsidiaries of Vision Bancshares, Inc. filed as
                 Exhibit 21 to the Form 10-KSB (File Number 333-88073) filed on April 1, 2002, and incorporated herein by reference.

         Exhibit 23 - Consent of Experts and Counsel.

         (A) Consent of Morrison & Smith, LLP, Independent Certified Public Accountants.

         Exhibit 24 - Power of Attorney included in the signature page of the Form 10-KSB (File Number 333-88073) filed on April 1, 2002, and incorporated herein by reference.

         Included in the signature page of the original registration statement (File Number 333-88073) of which this amendment is a part and incorporated herein by reference.

(b)      Reports on Form 8-K
                  None.

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------------------
                                       AND
                                       ---
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------

INDEPENDENT AUDITOR'S REPORT. ...............................................F-2

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT DECEMBER
31, 2001 AND 2000. ..........................................................F-3

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER
31, 2001, 2000 AND 1999. ....................................................F-4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS
ENDED DECEMBER 31, 2001, 2000 AND 1999. .....................................F-5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999. ...........................F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2001, 2000 AND 1999. ...........................................F-7

NOTES TO THE FINANCIAL STATEMENTS. .............................F-8 THROUGH F-31

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

Tuscaloosa, Alabama
March 14, 2002
MORRISON & SMITH, LLP

/s/ MORRISON & SMITH, LLP
Certified Public Accountants

                     VISION BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      December 31,
                                                             -------------------------------
                                                                 2001             2000
                                                             --------------  ---------------
                           Assets
Cash                                                          $    645,080     $    151,772
Due from and federal funds sold                                  4,100,457        9,639,818
Investment securities available for sale                        12,308,456        6,594,566

Loans                                                           78,194,990       32,823,294
Less: Allowance for loan losses                                 (1,013,340)        (396,025)
                                                             --------------  ---------------
    Loans, net                                                  77,181,650       32,427,269

Premises and equipment, net                                      1,055,337          488,608
Accrued interest receivable                                        596,544          289,094
Deferred tax benefit                                               554,007          362,235
Other assets                                                     1,310,100          121,300
                                                             --------------  ---------------
    Total Assets                                              $ 97,751,631     $ 50,074,662
                                                             ==============  ===============

            Liabilities and Stockholders' Equity
Deposits:
    Noninterest-bearing                                       $  6,733,749     $  2,741,065
    Interest bearing                                            80,335,967       39,363,386
                                                             --------------  ---------------
        Total Deposits                                          87,069,716       42,104,451

Accrued interest payable                                           234,957          150,134
Other liabilities                                                  204,306          124,548
                                                             --------------  ---------------
    Total Liabilities                                           87,508,979       42,379,133

                    Stockholders' Equity

Common stock, $1.00 par value; 10,000,000 authorized;
  authorized; 1,043,280 and 839,317 shares issued and
  outstanding at December 31, 2001 and 2000, respectively        1,043,280          839,317
Preferred stock $1.00 par value;
  1,000,000 authorized; -0- shares issued and outstanding              -                -
Additional paid-in capital                                      10,210,697        7,438,626
Retained earnings                                               (1,002,228)        (617,810)
Accumulated other comprehensive income (loss), net of taxes         (9,097)          35,396
                                                             --------------  ---------------
    Total Stockholders' Equity                                  10,242,652        7,695,529

Total Liabilities and Stockholders' Equity                    $ 97,751,631     $ 50,074,662
                                                             ==============  ===============

                 See Notes to Consolidated Financial Statements

                     VISION BANCSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                           Years Ended December 31,
                                                                  2001                 2000                 1999
                                                              ------------         ------------         ------------
Interest Income:
  Interest and fees on loans                                  $ 5,514,992          $ 1,648,423          $         -
  Interest and dividends on investment securities-AFS             560,699              175,586                    -
  Interest income on federal funds sold                           180,086              412,502                    -
  Other interest income                                                 -               51,363                    -
                                                              ------------         ------------         ------------
    Total interest income                                       6,255,777            2,287,874                    -

Interest Expense:
  Interest on deposits                                          2,971,060              973,263                    -
  Interest on federal funds purchased                               3,301                    -                    -
  Other short-term borrowings                                           -                3,307                8,849
                                                              ------------         ------------         ------------
    Total interest expense                                      2,974,361              976,570                8,849

Net interest income, before provision for loan losses           3,281,416            1,311,304               (8,849)
Provision for loan losses                                         654,720              397,550                    -
                                                              ------------         ------------         ------------
Net interest income, after provision for loan losses            2,626,696              913,754               (8,849)

Noninterest Income:
  Service charges on deposits accounts                            229,571               47,822                    -
  Other noninterest income                                        384,960              105,151                    -
                                                              ------------         ------------         ------------
    Total noninterest income                                      614,531              152,973                    -

Noninterest Expense:
  Salaries and benefits                                         2,144,364              899,816              136,786
  Net occupancy                                                   329,122              127,817                    -
  Equipment expense                                               144,347               60,213                    -
  Data processing expense                                         132,701               61,829                    -
  Organization expense                                                  -              147,984              151,611
  Professional fees                                               183,644              156,065                3,680
  Printing and office supplies                                    161,705               59,759                    -
  Advertising expense                                              95,052               31,143                    -
  Other noninterest expense                                       597,249              173,969               27,251
                                                              ------------         ------------         ------------
    Total noninterest expense                                   3,788,184            1,718,595              319,328
                                                              ------------         ------------         ------------

Loss before income taxes                                         (546,957)            (651,868)            (328,177)
Income tax benefit                                               (162,539)            (241,892)            (120,343)
                                                              ------------         ------------         ------------
Net loss                                                      $  (384,418)         $  (409,976)         $  (207,834)
                                                              ============         ============         ============

Earnings per Share - basic & diluted                          $     (0.44)         $     (0.64)         $ (2,078.34)
                                                              ===========          ===========          ===========

Average number of shares outstanding                              874,114              639,831                  100
                                                              ===========          ===========          ===========

                 See Notes to Consolidated Financial Statements

                     VISION BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                            Years Ended December 31,
                                                                     2001              2000              1999
                                                                  ----------        ----------        ----------
Net loss                                                          $(384,418)        $(409,976)        $(207,834)

Other comprehensive income, net of income taxes
  Unrealized gains/(losses) on investment securities available
    for sale arising during the period, net of income taxes         (44,493)           35,396
                                                                  ----------        ----------        ----------
Other comprehensive loss                                          $(428,911)        $(374,580)        $(207,834)
                                                                  ==========        ==========        ==========

                 See Notes to Consolidated Financial Statements

                     VISION BANCSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                        Accumulated
                                                                                       Additional                          Other
                                                               Common Stock              Paid-In         Retained      Comprehensive
                                                      ----------------------------
                                                         Shares           Amount         Capital         Earnings          Income
                                                      ------------     -----------     -----------     ------------     ------------
Balance - July 16, 1999                                         0      $         -     $         -     $         -      $         -

Shares issued to organizers                                   100              100           9,749

Net loss                                                                                                  (207,834)
                                                      ------------     -----------     -----------     ------------     ------------

Balance - December 31, 1999                                   100              100           9,749        (207,834)               -

Shares issued pursant to public offering                  839,217          839,217       7,428,877

Net loss                                                                                                  (409,976)

Change in urealized gains on securities
  available for sale                                                                                                         35,396
                                                      ------------     -----------     -----------     ------------     ------------

Balance - December 31, 2000                               839,317          839,317       7,438,626        (617,810)          35,396

Issuance of common stock                                  203,963          203,963       2,772,071

Net loss                                                 (384,418)

Change in urealized gains on securities
  available for sale                                      (44,493)
                                                      ------------     -----------     -----------     ------------     ------------

Balance - December 31, 2001                             1,043,280      $ 1,043,280     $10,210,697     $(1,002,228)     $    (9,097)
                                                      ============     ===========     ===========     ============     ============

                                                 Total
                                             Stockholders'

                                                Equity
                                             -------------
Balance - July 16, 1999                      $          -

Shares issued to organizers                         9,849

Net loss                                         (207,834)
                                             -------------

Balance - December 31, 1999                      (197,985)

Shares issued pursant to public offering        8,268,094

Net loss                                         (409,976)

Change in urealized gains on securities
  available for sale                               35,396
                                             -------------

Balance - December 31, 2000                     7,695,529

Issuance of common stock                        2,976,034

Net loss                                         (384,418)

Change in urealized gains on securities
  available for sale                              (44,493)
                                             -------------

Balance - December 31, 2001                  $ 10,242,652
                                             =============

                 See Notes to Consolidated Financial Statements

                     VISION BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                                                                       Years Ended December 31,
                                                                                 2001            2000            1999
                                                                             ------------    ------------    ------------
Cash Flows From Operating Activities:
  Net loss                                                                   $   (384,418)   $   (409,976)   $   (207,834)
  Adjustments to reconcile net income to net cash provided by operations
    Provision for loan losses                                                     654,720         397,550               -
    Depreciation and amortization                                                  82,608          60,167               -
    Deferred income tax benefit                                                  (162,539)       (241,892)       (120,343)
    (Increase)/decrease in accrued interest receivable                           (307,450)       (289,094)              -
    Increase/(decrease) in accrued interest payable                                84,823         150,134               -
    (Increase)/decrease in other assets                                        (1,062,471)        (97,913)         44,048
    Increase/(decrease) in other liabilities                                       60,059          30,048               -
                                                                             ------------    ------------    ------------
      Net cash provided by (used in) operating activities                      (1,034,668)       (400,976)       (284,129)

Cash Flows From Investing Activities:
  Purchase of investment securities available for sale                         (8,754,595)     (6,535,461)              -
  Proceeds from maturities of investment securities available for sale          2,987,946          61,575               -
  Cash disbursed in acquisition of branch office                                1,345,877               -               -
  Net (increase)/decrease in loans outstanding                                (44,455,322)    (32,824,819)              -
  Purchase of premises and equipment                                             (659,847)       (529,400)        (19,375)
                                                                             ------------    ------------    ------------
      Net cash provided by (used in) investing activities                     (49,535,941)    (39,828,105)        (19,375)

Cash Flows From Financing Activities:
  Proceeds from advances by organizer                                                   -               -         390,000
  Deferred stock offering costs                                                         -               -         (56,748)
  Net increase/(decrease) in demand, savings and time deposits                 42,548,522      42,104,451               -
  Proceeds from the issuance of common stock                                    2,976,034       7,885,472           1,000
                                                                             ------------    ------------    ------------
      Net cash provided by (used in) financing activities                      45,524,556      49,989,923         334,252
                                                                             ------------    ------------    ------------

Net increase/(decrease) in cash and cash equivalents                           (5,046,053)      9,760,842          30,748

Cash and cash equivalents at beginning of period                                9,791,590          30,748               -
                                                                             ------------    ------------    ------------

Cash and cash equivalents at end of period                                   $  4,745,537    $  9,791,590    $     30,748
                                                                             ============    ============    ============


Supplemental Cash Flow Information:
  Cash paid during period for interest                                       $  2,886,237    $    826,436    $          -
  Cash paid during period for income taxes                                   $          -    $          -    $          -

                 See Notes to Consolidated Financial Statements

NOTE 1:   Summary of Significant Accounting Policies
----------------------------------------------------

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

----------------------------------------------------------------

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

----------------------------------------------------------------

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

Other Real Estate
-----------------

Other real estate comprises properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value at the date acquired less estimated costs to sell. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses.

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

Intangibles
-----------

Intangibles consist of organizational cost and goodwill. In April 1998, the American Institute of Certified Public Accounts issued Statement of Position 98-5, "Reporting on the Cost of Startup Activities" (SOP 98-5), effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that startup and organizational cost be expensed as they are incurred. The goodwill intangible represents premiums paid on the purchase of assets and deposit liabilities. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. Effective for accounting years beginning after December 15, 2001, SFAS No. 142

---------------------------------------------------------------

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

Stock-Based Compensation
------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the fair value based method, the value of the award is measured at the grant date and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an

---------------------------------------------------------------

employee must pay to acquire the stock. The Company has elected to measure compensation cost for its stock option plans under the provisions in APB Opinion 25.

Mortgage Rate Premiums
----------------------

Vision Bank originates mortgage loans that are pre-approved and funded at closing by the secondary market purchaser. Mortgage rate premiums received on these loans from the purchaser are recognized as income at the time the loan is funded.

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

Now, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. The new standards for goodwill and other intangible assets are effective for fiscal years beginning after December 15, 2001 with earlier application permitted. However, goodwill and intangible assets acquired after June 30, 2001, are subject immediately to the nonamortization and amortization
NOTE 1: Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------

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

NOTE 2:  Investment Securities
------------------------------

The amortized cost of securities available-for-sale and their approximate fair values are as follows:

                                                                          December 31, 2001
                                                   -----------------------------------------------------------------
                                                        Gross            Gross            Gross
                                                      Amortized       Unrealized        Unrealized          Fair
                                                         Cost            Gains            Losses            Value
                                                   ---------------  ---------------  --------------  ---------------
  U. S. Treasury Securities                          $          -        $       -       $       -     $          -
  Federal Agency Securiites                             2,063,284           72,026               -        2,135,310
  Mortgage-backed Securities                            9,893,604           45,738         132,179        9,807,162
                                                   ---------------  ---------------  --------------  ---------------
      Total Debt Securities                            11,956,888          117,764         132,179       11,942,472

  Common Stock                                            365,984                -               -          365,984
  Preferred Stock                                               -                -               -                -
                                                   ---------------  ---------------  --------------  ---------------
      Total Equity Securities                             365,984                -               -          365,984
                                                   ---------------  ---------------  --------------  ---------------

                                                   ---------------  ---------------  --------------  ---------------
      Total Available-for-Sale Securities            $ 12,322,872        $ 117,764       $ 132,179     $ 12,308,456
                                                   ===============  ===============  ==============  ===============

                                                                          December 31, 2000
                                                   -----------------------------------------------------------------
  U. S. Treasury Securities                          $          -        $       -       $       -     $          -
  Federal Agency Securiites                             4,005,191           51,642           6,820        4,050,013
  Mortgage-backed Securities                            2,448,199           11,070               -        2,459,269
                                                   ---------------  ---------------  --------------  ---------------
      Total Debt Securities                             6,453,390           62,712           6,820        6,509,282

  Common Stock                                             85,284                -               -           85,284
  Preferred Stock                                               -                -               -                -
                                                   ---------------  ---------------  --------------  ---------------
      Total Equity Securities                              85,284                -               -           85,284
                                                   ---------------  ---------------  --------------  ---------------

                                                   ---------------  ---------------  --------------  ---------------
      Total Available-for-Sale Securities            $  6,538,674        $  62,712       $   6,820     $  6,594,566
                                                   ===============  ===============  ==============  ===============

The amortized cost and estimated fair value of debt securities available-for-sale at December 31, 2001, by contractual maturity, are as follows:

                                            Amortized        Estimated
As of December 31, 2001:                      Cost           Fair Value
                                         --------------    --------------
Amounts maturing in:
  One year or less                        $  1,000,081      $  1,006,562
  After one year through five years          1,474,432         1,509,785
  After five year through ten years          1,480,462         1,476,800
  After ten years                            8,001,913         7,949,325
                                         --------------    --------------
   Total investment in debt securities    $ 11,956,888      $ 11,942,472
                                         ==============    ==============



Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTE 2:  Investment Securities (continued)
------------------------------------------

Realized gains and losses are determined on the basis of specific identification. During 2001 and 2000, sales proceeds and gross realized gains and losses on securities classified as available for sale were:

                                          Years Ended December 31,
                                 2001               2000             1999
                            ---------------   ---------------   --------------
Sales Proceeds               $   2,987,946     $      61,575     $          -
                            ===============   ===============   ==============

Gross Realized Losses        $           -     $           -     $          -
                            ===============   ===============   ==============

Gross Realized gains         $           -     $           -     $          -
                            ===============   ===============   ==============



Securities with a carrying value of $11,445,487 were pledged at December 31, 2001 and securities with a carrying value of $3,764,828 were pledged at December 31, 2000 to secure certain deposits.

NOTE 3:  Loans and Allowances for Loan Losses
---------------------------------------------

Loans are summarized as follows:

                                                   Years Ended December 31,
                                               --------------------------------
                                                    2001             2000
                                               ---------------  ---------------
Loans
   Commercial, financial and agricultural        $ 37,021,368     $ 14,891,934
   Real estate - construction                       7,445,870          824,208
   Real estate - mortgage                          25,802,594       13,231,499
   Consumer                                         7,925,158        3,875,653
                                               ---------------  ---------------
                                                 $ 78,194,990     $ 32,823,294
                                               ===============  ===============



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



NOTE 3:  Loans and Allowances for Loan Losses (continued)
---------------------------------------------------------

The total investment in impaired loans at December 31, 2001 and 2000 was $170,451 and $0, respectively, of which all were on nonaccrual status. The related valuation reserve for impaired loans, included in the Company's allowances for loan losses, was $73,521 at December 31, 2001 and $0 at December 31, 2000. There was no amount of interest income recognized on impaired loans during 2001 and 2000.

Other nonaccrual loans at December 31, 2001 and 2000 amounted to approximately $15,309 and $0, respectively. The average non-accrual loan balances outstanding during 2001 were approximately $202,000. The Company had no loans on non-accrual status during 2000 and 1999. The difference between gross interest income that would have been recorded in each period if nonaccruing loans, including impaired loans on non-accrual status, had been current in accordance with their original terms and the amount of interest income on those loans that was included in each period's net income was $9,862 for the year ended December 31, 2001 and $0 for the years ended December 31, 2000 and 1999.

The bank had no commitments to loan additional funds to borrowers of non-accrual loans.

The allowance for loan losses is summarized as follows:

                                                    Years Ended December 31,
                                                ------------------------------
                                                     2001             2000
                                                --------------   -------------
Allowance for Loan Losses
   Balances, beginning of year                    $   396,025      $        -
   Provision for losses                               654,720         397,550
   Loans charged off, net of recoveries               (37,405)         (1,525)
                                                --------------   -------------
   Balances, end of year                          $ 1,013,340       $ 396,025
                                                ==============   =============


NOTE 4:  Premises and Equipment
-------------------------------

A summary of premises and equipment:

                                       Years Ended December 31,
                                      --------------------------
                                          2001          2000
                                      -----------     ----------
Leasehold Improvements                $   244,945     $    4,312
Buildings                                  76,281         76,281
Furniture, Fixtures & Equipment           768,371        301,202
Automobiles                                19,500         19,500
Construction in Progress                  108,470        147,480
                                      -----------     ----------
                                        1,217,567        548,775
Less: Accumulated Depreciation           (162,230)       (60,167)
                                      -----------     ----------
                                      $ 1,055,337     $  488,608
                                      ===========     ==========

Depreciation expense for the years ended December 31, 2001 and December 31, 2000 was $100,158 and $60,167 respectively. There was no depreciation expense for 1999.

NOTE 5:  Deposits
-----------------

Deposit account balances are summarized as follows:

                                                    Years Ended December 31,
                                                 -----------------------------
                                                      2001            2000
                                                 -------------   -------------
Noninterest bearing                              $   6,733,749   $   2,741,065
Interest-bearing                                     8,408,869       7,115,913
Savings Deposits                                    27,651,836      12,509,002
Certificates of Deposits less than $100,000         30,433,598      13,227,710
Certificates of Deposits of $100,000 or more        11,841,664       4,510,761
Time Deposit Open Accounts                           2,000,000       2,000,000
                                                 -------------   -------------
                                                 $  87,069,716   $  42,104,451
                                                 =============   =============

Certificates maturing in years ending December 31, as of December 31, 2001:

2002                           $   31,104,825
2003                                4,825,720
2004                                2,456,914
2005                                3,886,796
2006 and thereafter                     1,007
                               --------------
                               $   42,275,262
                               ==============

The bank held related party deposits of approximately $2,360,061and $795,616 at December 31, 2001 and 2000, respectively.

NOTE 6:  Income Taxes
---------------------

The consolidated provision for income taxes for the years ended December 31, 2001 and 2000 consists of the following:

                                        Years Ended December 31,
                               -----------------------------------------
Income Tax Expense:                 2001          2000          1999
                               ------------  ---------------------------
   Current Tax Expense          $        -    $        -     $        -
   Deferred Tax (Benefit)         (162,539)     (241,892)      (120,343)
                               ------------  ------------  -------------
                                $ (162,539)   $ (241,892)    $ (120,343)
                               ============  ============  =============

--------------------------------

The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

                                               Years Ended December 31,
                                     -----------------------------------------
                                          2001          2000          1999
Federal Statutory Income
   Tax at 34%                          $ (185,965)   $ (221,635)   $ (111,580)
State Income Taxes, Net of
   Federal Tax Benefit                    (13,674)      (20,257)       (8,763)
Corporate Owned Life Insurance              3,021
Disallowed Meals & Entertainment            4,884
Other                                      29,195
                                     -------------  ------------  ------------
                                       $ (162,539)   $ (241,892)   $ (120,343)
                                     =============  ============  ============

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

                                                      Year Ended December 31,
                                                    --------------------------
                                                       2001          2000
                                                    -----------   ---------
Deferred Tax Assets:
   Allowance for Possible Loan losses                $ 373,922    $ 145,222
   Net Operating Loss Carryforward                     110,997       71,623
   Unamortized Intangible Assets                       107,489      142,619
   Unrealized Loss on Securities
      Available for Sale                                 5,319            -
   Other                                                 7,493       25,863
                                                    -----------   ---------
     Total Deferred Tax Assets                         605,220      385,327
                                                    -----------   ---------

Deferred Tax Liabilities:
  Fixed Assets                                       $  43,451    $       -
  Investment Securities                                  7,762        2,596
   Unrealized Gain on Securities Available-for-Sale          -       20,496
                                                    -----------   ---------
     Total Deferred Tax Liability                       51,213       23,092
                                                    -----------   ---------

Net Deferred Tax Asset                               $ 554,007    $ 362,235
                                                    ===========   =========

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

NOTE 7:  Financial Instruments with Off-Balance Sheet Risk
----------------------------------------------------------

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

NOTE 8:  Concentration of Credit
--------------------------------

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

NOTE 9:  Employee Benefit Plan
------------------------------

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

Vision Bank's allowance for loan losses, limited to 1.25% of risk weighted assets, is a component of Tier II capital under capital adequacy guidelines. Due to the significant increase in the allowance for loan losses during 2001, this Tier II component contributed to the increases in the Company's and Vision Bank's capital ratios. The amount of the allowance for loan losses included in Tier II capital

----------------------------------------

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

                                                                                                           To Be Well
                                                                                                           Capitalized
                                                                              For Capital               Under the Prompt
                                                                               Adequacy                 Corrective Action
                                                  Actual                       Purposes                    Provisions
                                     ------------------------------  ---------------------------  ----------------------------
                                          Amount          Ratio          Amount        Ratio          Amount         Ratio
                                     ------------------------------  ---------------------------  ----------------------------
As of December 31, 2001
-------------------------------------
  Total Risk-Based Capital
     (to Risk-Weighted Assets)

     Consolidated                         $ 11,140,086       13.63%     $ 6,536,175        8.00%      $ 8,170,219       10.00%
     Vision Bank                            10,279,783       12.59        6,533,935        8.00         8,167,419       10.00

  Tier 1 Capital
     (to Risk-Weighted Assets)
     Consolidated                           10,126,746       12.39        3,268,088        4.00         4,902,131        6.00
     Vision Bank                             9,266,443       11.35        3,266,968        4.00         4,900,452        6.00

  Tier 1 Leverage Capital
     (to Average Assets)
     Consolidated                           10,126,746       10.31        3,268,088        4.00         4,085,110        5.00
     Vision Bank                             9,266,443        9.30        3,266,968        4.00         4,083,710        5.00

As of December 31, 2000
-------------------------------------
  Total Risk-Based Capital
     (to Risk-Weighted Assets)
     Consolidated                         $  7,673,427       20.78%       2,954,159        8.00%        3,692,698       10.00%
     Vision Bank                             6,873,741       18.64        2,950,103        8.00         3,687,629       10.00

  Tier 1 Capital
     (to Risk-Weighted Assets)
     Consolidated                            7,277,402       19.71        1,477,079        4.00         2,215,619        6.00
     Vision Bank                             6,477,716       17.57        1,475,052        4.00         2,212,578        6.00

  Tier 1 Leverage Capital
     (to Average Assets)
     Consolidated                            7,277,402       15.10        1,477,079        4.00         1,846,349        5.00
     Vision Bank                             6,477,716       13.46        1,475,052        4.00         1,843,815        5.00

NOTE 11:   Related Party Transactions
-------------------------------------

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

NOTE 12:   Leases
-----------------

In March 2000, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank's Gulf Shores, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for one year with an option to renew the lease for one additional term of one year. The monthly rent on this lease was in an amount of $2,640 per month. Lease payments to Gulf Shores Investment Group, LLC totaled approximately $5,280 and $26,400 during the twelve months ended December 31, 2001 and 2000, respectively. In addition, Vision Bank agreed to pay the real estate taxes and utility expenses furnished to the premises. This lease expired in March 2001.

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

In May 2000, the Company entered into an arrangement, as tenant, with Gulf Sand and Gravel, an independent third party, pursuant to which the Company and Vision Bank leased commercial office space located at 224 West 19/th/ Avenue, Gulf Shores, Alabama. The amount of space leased and the use of the space have varied from time-to-time. Vision Bank currently leases approximately 1,000 square feet to house its Accounting and Operations departments. This arrangement is on a month-to-month basis and can be canceled by either party with 30 days notice. The current rent on this space is $1,850 per month. Rental payments to Gulf Sand and Gravel totaled approximately $12,900 and $12,350 during the twelve months ended December 31, 2001 and 2000, respectively. Vision Bank

-----------------------------

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

Future minimum lease payments for all leases at December 31, 2001 are as follows:

                                       Operating
                                      ------------
Years Ending December 31,
2002                                   $   310,192
2003                                       316,200
2004                                       159,200
2005                                        21,300
2006                                             -
Thereafter                                       -
                                      ------------
Total minimum lease payments           $   806,892
                                      ============


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

The estimated fair values of the Company's financial instruments are as follows:

                                                          Year Ending December 31,
                                        -----------------------------------------------------------
                                                    2001                            2000
                                        ----------------------------   ----------------------------
                                          Carrying          Fair          Carrying         Fair
                                           Amount           Value          Amount          Value
                                        ----------------------------   ----------------------------
Financial Assets:
   Cash and Short-term Investments      $  4,745,537    $  4,745,537   $  9,791,590    $  9,791,590
   Securities Available-for-Sale          12,308,456      12,308,456      6,509,282       6,509,282
   Loans                                  78,194,990                     32,823,294
   Less: Allowance for Loan losses        (1,013,340)                      (396,025)
                                        ----------------------------  -----------------------------
     Loans, Net                           77,181,650      80,166,560     32,427,269      32,375,692
                                        ----------------------------  -----------------------------
     TOTAL                              $ 94,235,643    $ 97,220,553   $ 48,728,141    $ 48,676,564
                                        ============================  =============================

Financial Liabilities
   Deposits                             $ 87,069,716    $ 88,919,339   $ 42,104,451    $ 43,151,411
                                        ----------------------------  -----------------------------
     TOTAL                              $ 87,069,716    $ 88,919,339   $ 42,104,451    $ 43,151,411
                                        ============================  =============================

NOTE 14: Other Expense
----------------------

The following amounts were included in other expense:

                                    2001            2000
Telephone                     $    86,349     $     39,983
Insurance                          36,444            4,455
Taxes and Licenses                 51,323            3,974
Travel and Entertainment           74,563           35,774
Training                           16,810            7,420
Postage and Delivery               63,337           22,421
Dues and Subscriptions             15,815           10,882
Other                             252,608           49,060
                              -----------     ------------
                              $   597,249     $    173,969
                              ===========     ============

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

-------------------------------

Following is a summary of the transactions in Common Stock under the Plan and the Director's Plan:

                                                                            Weighted
                                                           Number            Average
                                                         of Shares       Exercise Price
                                                        --------------   ----------------
Balance, December 31, 1999                                         -            $     -

Granted, Year Ended December 31, 2000                        135,000              10.00
Exercised or Expired, Year Ended December 31, 2000                 -                  -
                                                        --------------------------------
Balance, December 31, 2000                                   135,000              10.00

Granted, Year Ended December 31, 2001                         12,500              15.00
Exercised or Expired, Year Ended December 31, 2001            (5,000)            (10.00)
                                                        -------------   ----------------
Balance, December 31, 2001                                   142,500            $ 10.44

At December 31, 2001, the total shares outstanding and exercisable under the Plan and the Director's Plan were as follows:

                                                             Average
                                                            Remaining
                                              Number          Life           Options
                                           Outstanding      (In Years)     Exercisable
   Options with Exercise Price of $10.00      130,000         8.7              90,250
   Options with Exercise Price of $15.00       12,500         9.2                   -
                                          ------------                     -----------
Total outstanding, December 31, 2001          142,500                          90,250
                                          ============                     ===========

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

                                                        2001          2000            1999
                                                    -----------   ------------    ------------
Net Income (Loss)
  As reported                                       $ (384,418)    $ (409,976)    $  (207,834)
  Pro forma                                           (464,442)      (677,302)       (207,834)

Earnings (Loss) Per Share (Basic and Diluted)       $    (0.44)    $    (0.64)    $ (2,078.34)
  As reported                                       $    (0.53)    $    (1.06)    $ (2,078.34)
  Pro forma

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001: dividend

---------------------------------

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

Note 16:  Business Combinations
-------------------------------

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

              [The remainder of this page intentionally left blank]

NOTE 17:  Condensed Parent Company Information
----------------------------------------------

                        Statements of Financial Condition

                                                                  December 31,
                                                          ------------------------------
                                                              2001            2000
                                                          --------------  --------------
                         Assets
Cash and due from banks                                     $   840,223     $   790,915
Investment in subsidiaries                                    9,382,349       6,895,843
Deferred tax assets                                              10,770               -
Other assets                                                     17,227          49,370
                                                          --------------  --------------
    Total Assets                                            $10,250,569     $ 7,736,128
                                                          ==============  ==============

          Liabilities and Stockholders' Equity

Accounts payable                                            $     7,917     $    11,203
Due to Vision Bank                                                    -          29,396
                                                          --------------  --------------
        Total Liabilities                                   $     7,917     $    40,599
                                                          --------------  --------------

                  Stockholders' Equity

Common stock, $1.00 par value; 10,000,000 authorized;
  authorized; 1,043,280 and 839,317 shares issued and
  outstanding at December 31, 2001 and 2000, respectively     1,043,280         839,317
Preferred stock $1.00 par value;
  1,000,000 authorized; -0- shares issued and outstanding             -               -
Additional paid-in capital                                   10,210,697       7,438,626
Unrealized Gain (Loss) AFS Securities                            (9,097)         35,396
Retained earnings                                            (1,002,228)       (617,810)
                                                          --------------  --------------
    Total Stockholders' Equity                               10,242,652       7,695,529

Total Liabilities and Stockholders' Equity                  $10,250,569     $ 7,736,128
                                                          ==============  ==============

              [The remainder of this page intentionally left blank]

---------------------------------------------------------

                              Statements of Income

                                                                      Years Ended December 31,
                                                             2001               2000               1999
                                                        ----------------   ----------------   ----------------
Income
   Interest Income - Vision                                  $   47,910         $   88,252         $        -
   Other Income                                                       -            320,595                  -
                                                        ----------------   ----------------   ----------------
     Total Income                                                47,910            408,847                  -
                                                        ----------------   ----------------   ----------------

   Interest Expense                                                   -              3,307              8,849
                                                        ----------------   ----------------   ----------------
     Net Interest Income                                         47,910            405,540             (8,849)
                                                        ----------------   ----------------   ----------------

Expenses
   Salaries & Employee Benefits                                  37,051             27,000            136,786
   Occupancy Expense                                              2,208                  -                  -
   Legal Fee Expense                                             21,428                  -                  -
   Accounting and Professional Fees                               6,401             10,797              3,680
   Organizational Expense                                             -             15,000            151,611
   Miscellaneous Expense                                          7,009              2,823             27,251
                                                        ----------------   ----------------   ----------------
     Total Expense                                               74,097             55,620            319,328
                                                        ----------------   ----------------   ----------------

Income/(loss) before income taxes and equity in
   undistributed earnings of subsidiaries                       (26,187)           349,920           (328,177)
Income tax expense/(benefit)                                    (10,770)           120,343           (120,343)
                                                        ----------------   ----------------   ----------------

Income before equity in undistributed earnings/(loss)           (15,417)           229,577           (207,834)
   of subsidiaries
Equity in undistributed earnings/(loss) of subsidiaries        (369,001)          (639,553)                 -
                                                        ----------------   ----------------   ----------------

     Net Income/(Loss)                                       $ (384,418)        $ (409,976)        $ (207,834)
                                                        ================   ================   ================

              [The remainder of this page intentionally left blank]

---------------------------------------------------------

                            Statements of Cash Flows

                                                                                     Years Ended December 31,
                                                                                 2001          2000           1999
                                                                           --------------  -------------  --------------
Cash Flows From Operating Activities:
  Net loss                                                                   $  (384,418)   $  (409,976)    $  (207,834)
  Adjustments to reconcile net income to net cash provided by operations
    Deferred income tax expense (benefit)                                        (10,770)       120,343        (120,343)
    Loss of subsidiary                                                           369,001        639,553               -
    Net change in:
      Other assets                                                                32,143         59,301          44,048
      Other liabilities                                                          (32,682)       (53,901)              -
                                                                           --------------  -------------  --------------
        Net cash provided by (used in) operating activities                      (26,726)       355,320        (284,129)

Cash Flows From Investing Activities:
  Investment in Vision Bank                                                   (2,900,000)    (7,500,000)              -
  Purchase of equipment                                                                -              -         (19,375)
  Proceeds from sale of premises and equipment                                         -         19,375               -
                                                                           --------------  -------------  --------------
      Net cash provided by (used in) investing activities                     (2,900,000)    (7,480,625)        (19,375)

Cash Flows From Financing Activities:
  Proceeds from advances by organizer                                                  -              -         390,000
  Deferred stock offering costs                                                        -              -         (56,748)
  Proceeds from the issuance of common stock                                   2,976,034      7,885,472           1,000
                                                                           --------------  -------------  --------------
      Net cash provided by (used in) financing activities                      2,976,034      7,885,472         334,252
                                                                           --------------  -------------  --------------

Net increase/(decrease) in cash and cash equivalents                              49,308        760,167          30,748

Cash and cash equivalents at beginning of period                                 790,915         30,748               -
                                                                           --------------  -------------  --------------

Cash and cash equivalents at end of period                                   $   840,223    $   790,915     $    30,748
                                                                           ==============  =============  ==============


Supplemental Cash Flow Information:
  Cash paid during period for interest                                       $         -    $     3,307     $         -
  Cash paid during period for income taxes                                   $         -    $         -     $         -

              [The remainder of this page intentionally left blank]

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Vision Bancshares, Inc.


                                By:    /s/ J. Daniel Sizemore
                                       -----------------------------------------
                                       J. Daniel Sizemore, Chairman, President
                                       and Chief Executive Officer

                                Date:  April 24, 2002


     In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities indicated on April 24, 2002.


                  SIGNATURE                          TITLE
                  ---------                          -----

/s/ Gordon Barnhill, Jr.*                            Director
-------------------------------------------
Gordon Barnhill, Jr.

                                                     Director
-------------------------------------------
R. J. Billingsley, Jr.

/s/ William E. Blackmon*                             Chief Financial Officer and
-------------------------------------------
William E. Blackmon                                  Chief Accounting Officer

/s/ Julian Brackin*                         Director
---------------------------------
Julian Brackin

/s/ Joe C. Campbell*                        Director
---------------------------------
Joe C. Campbell

/s/ William D. Moody*                       Director
---------------------------------
William D. Moody

                                            Director
_________________________________
Paige Dawson Ogletree

                                            Director
_________________________________
James Ray Owen, Jr.

/s/ Donald W. Peak*                         Director
---------------------------------
Donald W. Peak

/s/ Rick A. Phillips*                       Director
---------------------------------
Rick A. Phillips
                                            Director
_________________________________
Daniel W. Scarborough

/s/ J. Daniel Sizemore                      Chairman and Chief Executive Officer
---------------------------------
J. Daniel Sizemore

/s/ George W. Skipper, III*                 Director
---------------------------------
George W. Skipper, III

/s/ Thomas Gray Skipper*                    Director
---------------------------------
Thomas Gray Skipper

/s/ J. Douglas Warren*                      Director
---------------------------------
J. Douglas Warren

                                            Director
_________________________________
Patrick Willingham

                                            Director
_________________________________
Royce T. Winborne

*By:     /s/ J. Daniel Sizemore
---------------------------------
         J. Daniel Sizemore
         Attorney-in-Fact
         April 24, 2002

              SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
               FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT
                            BY NON-REPORTING ISSUERS

     Vision Bancshares, Inc. has not sent any annual report to security holders covering its last fiscal year. Subsequent to the filing of this Form 10-KSB, Vision Bancshares, Inc. will furnish its security holders with a proxy statement with respect to its annual meeting of security holders.