Form 10KSB/A
period 2001-12-31
VISION BANCSHARES INC
filed 2002-05-07
CIK 1095861

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A-2

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

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,043,850 shares outstanding as of April 15, 2002

Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").

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

         In March 2000, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank's Orange Beach, Alabama office is located. Gulf Shores Investment Group, LLC consists of directors of Vision Bancshares, Inc. other than Paige Ogletree. Gulf Shores Investment Group, LLC originally purchased the site of this branch from George W. Skipper, III, and Thomas Gray Skipper, directors of Vision Bancshares, for a purchase price of $275,000. The term of the lease was for one year with an option to renew the lease for one additional term of one year. The monthly rent on this lease was in an amount of $1,975 per month. Lease payments to Gulf Shores Investment Group, LLC totaled approximately $23,700 and $19,750 during the twelve-month periods ended December 31, 2001 and 2000, respectively. In addition, Vision Bank agreed to pay the real estate taxes and utility expenses furnished to the premises. This lease was renewed in March 2001 for one additional one-year term. In March 2002, Vision Bank commenced monthly lease payments of $10,500 to Gulf Shores Investment Group, LLC and on lease terms substantially similar to the lease terms for the main office in Gulf Shores.

         In March 2001, Vision Bank entered into a lease agreement, as tenant with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property in which Vision Bank's Gulf Shores, Alabama office is located. Gulf Shores Investment Group, LLC consists of directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease is nine years with options to renew the lease for three additional terms of three years each. The monthly rent on this lease is in an amount of $15,700 per month. Lease payments to Gulf Shores Investment Group, LLC totaled approximately $155,039 during the twelve months ended December 31, 2001. Vision Bank also agreed to pay the landlord an additional sum to be adjusted periodically, beginning after the first year of the lease, to coincide with the operating cost that the landlord shall pay or becomes obligated to pay in connection with the ownership and operation of the building. In addition, Vision Bank agreed to pay the real estate taxes, utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

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

         (F) Lease Agreement with Gulf Shores Investment Group, LLC for Main Office Banking Facilities, included at Exhibit 10.8 of the Registrant's Amendment No. 3 Registration Statement on Form SB-2 (File Number 333-81574) and incorporated herein by reference.

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

In March 2001, Vision Bank entered into a lease agreement, as tenant with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property in which Vision Bank's Gulf Shores, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease is nine years with options to renew the lease for three additional terms of three years each. The monthly rent on this lease is in an amount of $15,700 per month. Lease payments to Gulf Shores Investment Group, LLC totaled approximately $155,039 during the twelve months ended December 31, 2001. Vision Bank also agreed to pay the landlord an additional sum to be adjusted periodically, beginning after the first year of the lease, to coincide with the operating cost that the landlord shall pay or becomes obligated to pay in connection with the ownership and operation of the building. In addition, Vision Bank agreed to pay the real estate taxes, utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

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

In March 2001, Vision Bank entered into a lease agreement, as tenant with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property in which Vision Bank's Gulf Shores, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease is nine years with options to renew the lease for three additional terms of three years each. The monthly rent on this lease is in an amount of $15,700 per month. Lease payments to Gulf Shores Investment Group, LLC totaled approximately $155,039 during the twelve months ended December 31, 2001. Vision Bank also agreed to pay the landlord an additional sum to be adjusted periodically, beginning after the first year of the lease, to coincide with the operating cost that the landlord shall pay or becomes obligated to pay in connection with the ownership and operation of the building. In addition, Vision Bank agreed to pay the real estate taxes, utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

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

Future minimum lease payments for all leases at December 31, 2001 are as follows:

                                       Operating
                                      ------------
Years Ending December 31,
2002                                   $   203,692
2003                                       188,400
2004                                       188,400
2005                                       188,400
2006                                       188,400
Thereafter                                 596,600
                                      ------------
Total minimum lease payments           $ 1,553,892
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

                                Vision Bancshares, Inc.


                                By:    /s/ J. Daniel Sizemore
                                       -----------------------------------------
                                       J. Daniel Sizemore, Chairman, President
                                       and Chief Executive Officer

                                Date:  May 3, 2002


     In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities indicated on May 3, 2002.


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

/s/ Thomas Gray Skipper*                    Director
---------------------------------
Thomas Gray Skipper

/s/ J. Douglas Warren*                      Director
---------------------------------
J. Douglas Warren

                                            Director
_________________________________
Patrick Willingham

                                            Director
_________________________________
Royce T. Winborne

*By:     /s/ J. Daniel Sizemore
---------------------------------
         J. Daniel Sizemore
         Attorney-in-Fact
         May 3, 2002

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