Form 10QSB
period 2002-03-31
VISION BANCSHARES INC
filed 2002-05-13
CIK 1095861

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 333-88073

                             VISION BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


      Alabama                                         63-1230752
------------------------                  ---------------------------------
(State of Incorporation)                  (IRS Employer Identification No.)


                              2201 West 1st Street
                           Gulf Shores, Alabama 36542
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (251) 967-4212
                         -------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              Yes  X     No
                                  ---       ---

As of April 30, 2002, Vision Bancshares had 1,043,850 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes       No  X
                                                                ---      ---

                                VISION BANCSHARES
                                   FORM 10-QSB
                                      INDEX

PART I. FINANCIAL INFORMATION                                           PAGE NO.

Item 1. Financial Statements

        Consolidated Statements of Financial Condition
        March 31, 2002 (unaudited) and December 31, 2001................   2

        Consolidated Statements of Income (unaudited) Three months
        ended March 31, 2002 and March 31, 2001.........................   3

        Consolidated Statements of Comprehensive Income (unaudited)
        Three months ended March 31, 2002 and March 31, 2001............   4

        Consolidated Statements of Cash Flows (unaudited) Three
        months ended March 31, 2002 and March 31, 2001..................   5

        Notes to Consolidated Financial Statements......................   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................   9


PART II. OTHER INFORMATION

Item 2  Changes in Securities...........................................  15

Item 5  Other Information...............................................  15

Item 6  Exhibits and Reports............................................  16

SIGNATURES..............................................................  17

INDEX TO EXHIBITS.......................................................  18

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                     VISION BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                March 31,      December 31,
                                                                  2002             2001
                                                             ---------------- ---------------
                                                               (Unaudited)
                        Assets

Cash                                                          $    941,983      $   645,080
Due from and federal funds sold                                  4,618,762        4,100,457
Investment securities available for sale                        12,544,174       12,308,456

Loans                                                           84,875,788       78,194,990
Less: Allowance for loan losses                                 (1,102,811)      (1,013,340)
                                                              ------------      -----------
    Loans, net                                                  83,772,977       77,181,650


Premises and equipment, net                                      1,149,846        1,055,337
Accrued interest receivable                                        554,325          596,544
Deferred tax benefit                                               563,038          554,007
Other assets                                                       456,534        1,310,100
                                                              ------------      -----------
                                                              $104,601,639      $97,751,631
    Total Assets                                              ============      ===========



        Liabilities and Stockholders' Equity

Deposits:
    Noninterest-bearing                                       $  8,309,211      $ 6,733,749
    Interest bearing                                            85,701,818       80,335,967
                                                              ------------      -----------
        Total Deposits                                          94,011,029       87,069,716

Accrued interest payable                                           190,197          234,957
Other liabilities                                                  164,165          204,306
                                                              ------------      -----------
    Total Liabilities                                           94,365,391       87,508,979


                Stockholders' Equity

Common stock, $1.00 par value; 10,000,000 authorized;
  authorized; 1,043,850 and 1,043,280 shares issued and
  outstanding at March 31, 2002 and December 31, 2001,
  respectively                                                   1,043,850        1,043,280
Preferred stock $1.00 par value;
  1,000,000 authorized; -0- shares issued and outstanding                -                -
Additional paid-in capital                                      10,215,937       10,210,697
Retained earnings                                               (1,021,466)      (1,002,228)
Accumulated other comprehensive income (loss), net of taxes         (2,073)          (9,097)
                                                              ------------      -----------
    Total Stockholders' Equity                                  10,236,248       10,242,652
                                                              ------------      -----------

Total Liabilities and Stockholders' Equity                    $104,601,639      $97,751,631
                                                              ============      ===========



                 See Notes to Consolidated Financial Statements

                     VISION BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                  ------------------------------
                                                       2002           2001
                                                  ------------   ---------------
Interest Income:
  Interest and fees on loans                       $1,663,237       $1,013,846
  Interest and dividends on investment
    securities-AFS                                    176,199          130,037
  Interest income on federal funds sold                10,973           78,578
  Other interest income                                   300            4,091
                                                   ----------       ----------
    Total interest income                           1,850,709        1,226,552

Interest Expense:
  Interest on deposits                                765,108          627,542
  Interest on federal funds purchased                      96                -
  Other short-term borrowings                               -                -
                                                   ----------       ----------
    Total interest expense                            765,204          627,542

Net interest income, before provision for
  loan losses                                       1,085,505          599,010
Provision for loan losses                             153,907          164,188
                                                   ----------       ----------
Net interest income, after provision for
  loan losses                                         931,598          434,822

Noninterest Income:
  Service charges on deposits accounts                 89,374           30,024
  Other noninterest income                            146,884           51,900
                                                   ----------       ----------
    Total noninterest income                          236,258           81,924

Noninterest Expense:
  Salaries and benefits                               734,319          361,991
  Net occupancy                                       107,064           50,557
  Equipment expense                                    42,848           24,439
  Data processing expense                              40,719           19,721
  Organization expense                                 32,415                -
  Professional fees                                    55,689           26,506
  Printing and office supplies                         31,726           35,429
  Advertising expense                                  22,855           11,427
  Other noninterest expense                           132,598          131,879
                                                   ----------       ----------
    Total noninterest expense                       1,200,233          661,949
                                                   ----------       ----------
Loss before income taxes                              (32,377)        (145,203)
Income tax benefit                                    (13,138)               -
                                                   ----------       ----------
Net loss                                           $  (19,239)      $ (145,203)
                                                   ==========       ==========

Loss per share - basic & diluted                   $    (0.02)      $    (0.17)
                                                   ==========       ==========

Average number of shares outstanding                1,043,481          839,337
                                                   ==========       ==========

                 See Notes to Consolidated Financial Statements.

                     VISION BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                          Three Months Ended March 31,
                                                         ------------------------------
                                                              2002            2001
                                                         ------------------------------
Net loss                                                   $(19,239)        $(145,203)

Other comprehensive income, net of income taxes:
  Unrealized gains/(losses) on investment securities
    available for sale arising during the period, net
    of income taxes                                           7,025            47,740
                                                           --------         ---------
Other comprehensive loss                                   $(12,214)        $ (97,463)
                                                           ========         =========


                 See Notes to Consolidated Financial Statements

                     VISION BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended March 31,
                                                                    -------------------------------
                                                                         2002           2001
                                                                    ------------  -----------------
Cash Flows From Operating Activities:
  Net loss                                                           $   (19,239)   $   (145,203)
  Adjustments to reconcile net income to net cash provided by operations
    Provision for loan losses                                            153,907         164,188
    Depreciation and amortization                                         14,334          11,903
    Deferred income tax benefit                                          (13,138)              -
    (Increase)/decrease in accrued interest receivable                    42,219         (54,573)
    Increase/(decrease) in accrued interest payable                      (44,760)         16,859
    (Increase)/decrease in other assets                                  853,565        (109,632)
    Increase/(decrease) in other liabilities                             (40,141)       (107,786)
                                                                     -----------    ------------
        Net cash provided by (used in) operating activities              946,747        (224,244)

Cash Flows From Investing Activities:
  Purchase of investment securities available for sale                (1,770,722)       (975,541)
  Proceeds from maturities of investment securities available
    of sale                                                            1,566,422         538,419
  Net (increase)/decrease in loans outstanding                        (6,745,234)    (13,765,319)
  Purchase of premises and equipment                                    (129,128)       (234,364)
                                                                     -----------    ------------
      Net cash provided by (used in) investing activities             (7,078,662)    (14,436,805)


Cash Flows From Financing Activities:
  Net increase/(decrease) in demand, savings and time deposits         6,941,313       8,947,725
  Proceeds from the issuance of common stock                               5,810           1,700
                                                                     -----------    ------------
      Net cash provided by (used in) financing activities              6,947,123       8,949,425
                                                                     -----------    ------------

Net increase/(decrease) in cash and cash equivalents                     815,208      (5,711,624)

Cash and cash equivalents at beginning of period                       4,745,537       9,791,590
                                                                     -----------    ------------

Cash and cash equivalents at end of period                           $ 5,560,745    $  4,079,966
                                                                     ===========    ============
Supplemental Cash Flow Information:
  Cash paid during period for interest                               $   809,964    $    610,683
  Cash paid during period for income taxes                           $         -    $          -


                 See Notes to Consolidated Financial Statements.

                     VISION BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:  General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year's financial statements have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on net income.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB and the related amendments for the year ended December 31, 2001.

On March 22, 2002, Articles of Incorporation were filed with the Alabama Secretary of State to incorporate Vision Bancshares Financial Group, Inc. as a wholly owned insurance subsidiary of Vision Bank, the wholly owned bank subsidiary of Vision Bancshares, Inc. On April 2, 2002, an application was filed with the Alabama Department of Insurance to qualify Vision Bancshares Financial Group, Inc. as an insurance agency. This application is still pending and Vision Bancshares Financial Group, Inc. is currently an inactive corporation.

Note 2:  Financial Instruments with Off-Balance Sheet Risk

During 2001, Vision Bank became a member of the Federal Home Loan Bank of Atlanta (FHLB-Atlanta). As a result, the Bank has access to different credit plans offered through the FHLB-Atlanta. At March 31, 2002, the Bank had not drawn on these credit lines, but had established a credit availability limit of approximately $7,000,000.

Note 3:  Related Party Transactions

In March 2002, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank's Orange Beach, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for nine years with an option to renew the lease for three additional terms of three years each. The monthly rent on this lease is in an amount of $10,320 per month. Lease payments to Gulf Shores Investment Group, LLC for this lease totaled $10,320 during the quarter ended March 31, 2002. Vision Bank also agreed to pay the landlord an additional sum to be adjusted periodically, beginning after the first year of the lease, to coincide with the operating cost that the landlord shall pay or becomes obligated to pay in connection with the ownership and operation of the building. In addition, Vision Bank agreed to pay the real estate taxes, utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

Note 4:  Leases

In March 2002, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank's Orange Beach, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for nine years with an option to renew the lease for three additional terms of three years each. The monthly rent on this lease is in an amount of $10,320 per month. Lease payments to Gulf Shores Investment Group, LLC for this lease totaled $10,320 during the quarter ended March 31, 2002. Vision Bank also agreed to pay the landlord an additional sum to be adjusted periodically, beginning after the first year of the lease, to coincide with the operating cost that the landlord shall pay or becomes obligated to pay in connection with the ownership and operation of the building. In addition, Vision Bank agreed to pay the real estate taxes, utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

Note 5:  Stock Plans

The Company has adopted an Incentive Stock Compensation ("Plan") to provide an incentive to certain officers and key management employees of the Company and its subsidiary. Options granted under the Plan must be at a price not less than the fair market value of the shares at the date of grant. As of December 31, 2000, the Company had reserved 75,000 shares for issuance under the Plan. In 2001, the Company reserved additional 75,000 shares for an aggregate of 150,000 shares of common stock for issuance under the Plan. All options expire no more than ten years from the date of grant, or 90 days after an employee's termination. At March 31, 2002, approximately 50,500 shares remained available for the granting of options under the Plan.

The Plan's Administration Committee determines vesting periods. The options issued during 2001 and 2000 under the Plan have vesting requirements. The option recipients are required to remain in the employment of the Company for three years to fully vest in the options granted. These options become exercisable on a pro-rata basis over the vesting period. 35,550 options granted under the Plan were vested at March 31, 2002. In the event of a change in control, options issued under this plan, become 100 percent vested.

The Company has adopted a Director Stock Plan for Directors ("Director's Plan") whereby directors of the Company and its subsidiary may receive Common Stock in lieu of cash directors fees. As of December 31, 2000, the Company had reserved 70,000 shares for issuance under the Director's Plan. In 2001, the Company reserved an additional 80,000 shares for an aggregate of 150,000 shares of common stock for issuance under the Plan. The Director's Plan Administration Committee determines vesting periods. The options issued during 2000 and 2002, under the Director's Plan, were 100 percent vested at the date of grant. All options expire no more than ten years from the date of grant. At March 31, 2002, approximately 57,000 shares remained available for the granting of options under the Director's Plan.

The Company had adopted an Employee Stock Purchase Plan that provides active full-time employees with a convenient way to become shareholders of the Company. Employees will have the opportunity to subscribe to purchase shares of a series of offerings occurring at six-month intervals. There are 7,500 shares authorized for issuance under this Plan from authorized but unissued shares. As of March 31, 2002, 920 shares were issued under the Plan. The total subscription liability under the Plan for all covered employees totaled 1,405 shares as of March 31, 2002. Approximately 5,175 shares remained available for subscription under this Plan.

Note 6:  Subsequent Events

On April 16, 2002, Vision Bancshares, Inc. filed an application with the Office of Thrift Supervision (OTS) seeking permission to organize Vision Bank, FSB as a federal savings bank chartered by the OTS. The main office for Vision Bank, FSB, will be located in Panama City, Florida. Vision Bank, FSB will serve as a depository of funds and as a lender of credit for homes and other goods and services principally to customers in Panama City, Florida and the Florida panhandle.

On April 16, 2002, Vision Bank, the Company's wholly owned bank subsidiary, filed a letter application with the Federal Deposit Insurance Corporation (FDIC) and the State Banking Department seeking permission to relocate its Foley, Alabama branch. This relocation is due to the expiration of the lease agreement on the current Foley, Alabama branch facilities.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report.

         The following discussion includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "may" and "should." We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions and government fiscal and monetary policies, changes in prevailing interest rates and effectiveness of the Company's interest rate strategies, laws, regulations and regulatory authorities affecting financial institutions, changes in and effectiveness of the Company's operating or expansion strategies, geographic concentration of the Company's assets and operations, competition from other financial services companies, unexpected financial results or outcomes of legal proceedings, and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.

FINANCIAL CONDITION

March 31, 2002 compared to December 31, 2001

Loans

         Loans comprised the largest single category of the Company's earning assets at March 31, 2002. Loans, net of unearned income and allowance for loan losses, were 80.1% of total assets at March 31, 2002 and 79.0% of total assets at December 31, 2001. Total net loans were $ 83,773,000 at March 31, 2002, representing a $6,591,000, or 8.5%, increase from the December 31, 2001 total net loans of $77,182,000. Real estate loans increased $1,656,000, or 5.0%, to $34,905,000 at March 31, 2002 from $33,249,000 at December 31, 2001, while commercial loans increased $4,713,000, or 12.7%, to $41,734,000 at March 31, 2002 from $37,021,000 at December 31, 2001. Consumer and other loans increased $312,000, or 3.9%, to $8,237,000 at March 31, 2002 from $7,925,000 at December
31, 2001. This growth in loans outstanding during the first three months of 2002 resulted from continued loan demand.

Investment Securities and Other Earning Assets

         Investment securities increased approximately $236,000, or 1.9%, to approximately $12,544,000 at March 31, 2002 from approximately $12,308,000 at December 31, 2002. This growth in investment securities for the three months ended March 31, 2002 resulted primarily from reinvestment of prior-period principle paydowns on investment securities. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. At March 31, 2002, the Company's entire investment portfolio was pledged as collateral against government deposits. At March 31, 2002, the Bank had other short-term investments in the form of federal funds sold of approximately $3,430,000.

Asset Quality

         At March 31, 2002, the Company had non-performing assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing investment securities and other real estate) totaling $283,000, compared to $1,316,000 in non-performing assets at December 31, 2001. This significant reduction reflects an $872,000, or 85.7%, decline in other real estate owned due to the sale of a large piece of foreclosed property. Non-accrual loans declined $148,000, or 51.8%, to $138,000 at March 31, 2002 compared to $286,000 at December 31, 2001. Commercial and industrial loans comprised 48.8% of total non-performing assets. The ratio of the allowance for loan losses to total non-performing assets improved to 389.8% at March 31, 2002 from 77.0% at December 31, 2001. The ratio of non-performing loans to total loans, net of unearned income, was 0.16% and the ratio of non-performing assets to total assets was 0.27%. The Company had no restructured loans or non-accruing investment securities at March 31, 2002. The Company had $145,000 in other real estate owned at March 31, 2002.

         The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. The allowance is based upon management's estimated range of those losses. Actual losses for these loans may vary significantly from this estimate. The Company's allowance for loan losses was $1,103,000 and $1,013,000 at March 31, 2002 and December 31, 2001, respectively. The ratio of the allowance for loan losses to total loans, net of unearned income, was 1.3% at March 31, 2002 and 1.3% at December 31, 2002. Vision Bank charged-off $65,000 during the three months ended March 31, 2002 compared to $1,000 for the same period of 2001. Management believes that the allowance for loan losses at March 31, 2002 is adequate to absorb known risk in the Company's loan portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio or additional provisions to the allowance for loan losses.

Deposits

         Deposits are the Company's primary source of funds with which to support its earning assets. Total deposits were $94,011,000 at March 31, 2002, an increase of approximately $6,941,000, or 8.0%, over total deposits of $87,070,000 at year-end 2001. Non-interest bearing deposits increased $1,575,000, or 23.4%, from year-end 2001 to March 31, 2002, while interest-bearing deposits at March 31, 2002 increased $5,366,000, or 6.7%, from year-end 2001. Certificates of deposit of $100,000 or more decreased $1,251,000, or 9.0%, to $12,591,000 at March 31, 2002 from approximately $13,842,000 from year-end 2001.

Borrowed Funds

         The Company had no borrowed funds outstanding at March 31, 2002 or December 31, 2001.

Stockholders' Equity

         The Company's stockholders' equity decreased $7,000, or 0.07%, from $10,243,000 at December 31, 2001 to $10,236,000 at March 31, 2002. This decrease resulted primarily from a net loss of $19,000, which was partially offset by proceeds from the issuance of additional common stock for $5,000 and a reduction of $7,000 in the accumulated other comprehensive loss, net of taxes.

Liquidity

         Proceeds from the sale of stock and dividends paid by Vision Bank are the primary source of funds available to the Company for payment of operating expenses and dividends to its shareholders. The Board of Directors has not declared or paid a dividend during 2002. As new corporations, it is not likely that Vision Bancshares or Vision bank will achieve in their early years of operations a level of profitability that would justify or allow the payment of dividends. Vision Bancshares has not and will not likely generate any significant earnings on its own, and it will depend upon the payment of dividends by Vision Bank, if it is to pay dividends on its common stock. It is expected that for at least the next year of operation for Vision Bank, all earnings will be retained by Vision Bank for the future needs of the bank. State and federal banking laws restrict the payment of dividends by banks, and in no event may dividends be paid by Vision Bank during the first three years of operation without the approval of the Alabama Banking Department and the Federal Deposit Insurance Corporation.

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

Capital Resources

         Bank regulatory authorities have placed increased emphasis on the maintenance of adequate capital, and subsequently developed risk-based capital guidelines. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital consists of common equity, less goodwill and disallowed deferred tax assets. Tier II capital includes supplemental capital components such as qualifying allowance for loan losses. Tier I and Tier II capital components are referred to as Total Risk-Based capital.

         Tier I Leverage capital ratio is defined as the ratio of Tier I capital to total average assets. Vision Bank has agreed with the banking regulators to maintain a minimum Tier I Leverage capital ratio of 8.00% during the de novo period of Vision Bank. Vision Bancshares, Inc. and Vision Bank are both considered well capitalized at March 31, 2002 under the financial institutions regulatory framework. The following presents Vision Bancshares, Inc. and Vision Bank's capital position at March 31, 2002:


                                                                                                          To Be Well
                                                                                                         Capitalized
                                                                           For Capital                 Under the Prompt
                                                                             Adequacy                 Corrective Action
                                              Actual                         Purposes                     Provisions
                                   ------------------------------  ---------------------------  -----------------------------
                                       Amount         Ratio           Amount        Ratio          Amount         Ratio
                                   ------------------------------  ---------------------------  -----------------------------
As of March 31, 2002
--------------------
  Total Risk-Based Capital
     (to Risk-Weighted Assets)
     Consolidated                   $11,214,847       12.73%        $7,049,675      8.00%       $8,812,094         10.00%
     Vision Bank                     10,410,407       11.82          7,046,845      8.00         8,808,556         10.00

  Tier 1 Capital
     (to Risk-Weighted Assets)
     Consolidated                    10,113,319       11.48          3,524,838      4.00         5,287,256          6.00
     Vision Bank                      9,309,316       10.57          3,523,423      4.00         5,285,134          6.00

  Tier 1 Leverage Capital
     (to Average Assets)
     Consolidated                    10,113,319       10.06          4,023,106      4.00         5,028,882          5.00
     Vision Bank                      9,309,316        9.26          4,021,059      4.00         5,026,323          5.00


         Comparison of Results of Operations for the Three Months Ended
                        March 31, 2002 and March 31, 2001

Summary

         The Company recorded a consolidated net operating loss after tax for the quarter ended March 31, 2002 of $19,000, a 86.9% decrease compared to last year's first quarter losses of $145,000. This consolidated net loss for the first quarter of 2002 consisted of net income of $43,000 for Vision Bank and net loss of $62,000 for Vision Bancshares, Inc. Consolidated basic and diluted net loss per share was $0.02 for the three months ended March 31, 2002 and $0.17 for the same period of 2001. The decrease in the Company's net loss was primarily due to the general growth of the Company during 2001 and 2002.

Net Interest Income

         Net interest income, the difference between the interest revenues on interest-bearing assets and the cost of interest-bearing liabilities, is the largest component of the Company's revenues. Interest income increase by $624 or 50.9% to $1,851,000 for the three months ended March 31, 2002 from $1,227,000 for the three months ended March 31, 2001. Interest and fee income on loans increased $649 or 64.0% partially due to an increase of 108.2% in the average loan portfolio balance to $80,792,000 for the three months ended March 31, 2002 from $38,807,000 for the comparable period in 2001. Interest income on investment securities increased $46,000 or 35.4% primarily due to an increase in the average securities portfolio balance of $4,935,000.

         Interest expense on deposit accounts increased $137,000 or 21.8% to $765,000 for the three months ended March 31, 2002 from $628,000 for the three months ended March 31, 2001. Interest expense on deposits increased due to the growth of interest bearing deposit liabilities.

         As a result of these changes, net interest income, before provision for loan losses, increased $487,000, or 81.3%, in the three months ended March 31, 2002, compared to the same period of 2001.

Provision for Loan Losses

         The provision for loan losses is charged to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. The provision for loan losses was approximately $154,000 and $164,000 during the three months ended March 31, 2002 and 2001, respectively. This represented a decrease of $10,000 or 6.1%. Management's decision is to maintain the level of allowance for loan losses at a constant percentage of loans outstanding and make provisions for actual growth in the loan portfolio due to the Company's expansion activities. Management believes the balance in the allowance for loan losses of $1,103 million at March 31, 2002 is adequate. Net charge-offs (charged-off loans less recoveries) were $65,000 during the three months ended March 31, 2002 compared to $1,000 for the same period of 2001.

Non-interest Income

         Non-interest income for the three months ended March 31, 2002 was $236,000, compared to $82,000 for the same period of 2001. This increase of $154,000 was primarily due to an increase of $59,000 in service charges on deposit accounts and an increase of $83,000 in origination and rate premiums on mortgage loans sold in the secondary market.

Noninterest Expenses

         Non-interest expenses for the three months ended March 31, 2002 were $1,200,000, reflecting a $538,000, or 81.3%, increase over $662,000 for the same period of 2001. The increases were mainly in salaries and employee benefits, occupancy expense, data processing expense, and professional fees. These increases were primarily due to the growth experienced by the Company during this period.

Income Taxes

         The income tax benefit for the three months ended March 31, 2002 was $13,000 (an effective rate of 40.6%) compared to $0 for the comparable 2001 period. The income tax benefit was due to net losses before taxes. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities

During the first quarter of 2002, Vision Bancshares' Employee Stock Purchase Plan issued 570 shares of common stock at 85% of the price of the shares on the date such shares were subscribed. Under the Employee Stock Purchase Plan, 350 shares were issued at a price of $8.50 per share (85% of $10.00) and 220 shares were issued at a price of $12.75 per share (85% of $15.00). Sales pursuant to the Employee Stock Purchase Plan have been made in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933 and pursuant to SEC Rule 701.

Item 5.  Other Information

Business

On March 22, 2002, Articles of Incorporation were filed with the Alabama Secretary of State to incorporate Vision Bancshares Financial Group, Inc. as a wholly owned insurance subsidiary of Vision Bank, the wholly owned bank subsidiary of Vision Bancshares, Inc. On April 2, 2002, an application was filed with the Alabama Department of Insurance to qualify Vision Bancshares Financial Group, Inc. as an insurance agency. This application is still pending and Vision Bancshares Financial Group, Inc. is currently an inactive corporation.

Subsequent Events

On April 16, 2002, Vision Bancshares, Inc. filed an application with the Office of Thrift Supervision (OTS) seeking permission to organize Vision Bank, FSB as a federal savings bank chartered by the OTS. The main office for Vision Bank, FSB, will be located in Panama City, Florida. Vision Bank, FSB will serve as a depository of funds and as a lender of credit for homes and other goods and services principally to customers in Panama City, Florida and the Florida panhandle.

On April 16, 2002, Vision Bank, the Company's wholly owned bank subsidiary, filed a letter application with the Federal Deposit Insurance Corporation (FDIC) and the State Banking Department seeking permission to relocate its Foley, Alabama branch. This relocation is due to the expiration of the lease agreement on the current Foley, Alabama branch facilities.

Item 6.  Exhibits and Reports

(a) The following exhibits are filed as part of this report.

Exhibit Number      Description of Exhibit
--------------      ----------------------

3.1 Amended and Restated Articles of Incorporation of Vision Bancshares, Inc., included as Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2, Amendment No. 1 (File Number 333-88073) and incorporated herein by reference.

3.2 Bylaws of Vision Bancshares, Inc., included as Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 (File Number 333-88073) and incorporated herein by reference.

10.1 Lease agreement, date March 1, 2002, between Vision Bank as leasee and Gulf Shores Investment Group, LLC as leasor.

(b) Reports on Form 8-K

The Company did not file any Form 8-K's during the three months ended March 31, 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Vision Bancshares, Inc.


                                      By:  /s/ J. Daniel Sizemore
                                         ------------------------------------
                                         J. Daniel Sizemore, Chairman,
                                         Chief Executive Officer and President

                                      Date: May 13, 2002


                                      By: /s/ William E. Blackmon
                                         ------------------------------------
                                         William E. Blackmon, Chief Financial
                                         Officer and Chief Accounting Officer

                                      Date: May 13, 2002

                                INDEX TO EXHIBITS

Exhibit Number      Description of Exhibit
--------------      ----------------------

3.1 Amended and Restated Articles of Incorporation of Vision Bancshares, Inc., included as Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2, Amendment No. 1 (File Number 333-88073) and incorporated herein by reference.

3.2 Bylaws of Vision Bancshares, Inc., included as Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 (File Number 333-88073) and incorporated herein by reference.

10.1 Lease agreement, date March 1, 2002, between Vision Bank as leasee and Gulf Shores Investment Group, LLC as leasor.