Form 10QSB
period 2002-06-30
VISION BANCSHARES INC
filed 2002-08-13
CIK 1095861

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-88073

VISION BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Alabama (State of Incorporation)	63-1230752 (IRS Employer Identification No.)

2201 West 1st Street
Gulf Shores, Alabama 36542
(Address of principal executive offices)

(251) 967-4212
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐

As of June 30, 2002, Vision Bancshares had 1,043,980 shares of common stock outstanding.

VISION BANCSHARES, INC.

FORM 10-QSB

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash	$843,539	$645,080
Due from banks and federal funds sold	2,305,021	4,100,457
Investment securities available for sale	13,767,929	12,308,456
Loans	97,697,216	78,194,990
Less: Allowance for loan losses	(1,234,827)	(1,013,340)

Loans, net	96,462,389	77,181,650
Premises and equipment, net	1,191,990	1,055,337
Accrued interest receivable	588,160	596,544
Deferred tax benefit	439,509	554,007
Other assets	559,626	1,310,100

Total Assets	$116,158,163	$97,751,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$11,386,491	$6,733,749
Interest bearing	93,910,373	80,335,967

Total Deposits	105,296,864	87,069,716
Accrued interest payable	211,932	234,957
Other liabilities	207,222	204,306

Total Liabilities	105,716,018	87,508,979
STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value; 10,000,000 authorized; 1,043,980 and 1,043,280 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	1,043,980	1,043,280
Preferred stock $1.00 par value;
1,000,000 authorized; -0- shares issued and outstanding	—	—
Additional paid-in capital	10,217,009	10,210,697
Retained earnings	(1,004,202)	(1,002,228)
Accumulated other comprehensive income (loss), net of taxes	185,358	(9,097)

Total Stockholders’ Equity	10,442,145	10,242,652

Total Liabilities and Stockholders’ Equity	$116,158,163	$97,751,631

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Interest Income:
Interest and fees on loans	$1,837,714	$1,310,198	$3,500,951	$2,324,044
Interest and dividends on investment securities-AFS	223,824	119,667	400,023	249,704
Interest income on federal funds sold	14,699	22,963	25,672	101,541
Other interest income	(300)	600	—	4,691

Total interest income	2,075,937	1,453,428	3,926,646	2,679,980
Interest Expense:
Interest on deposits	830,894	702,307	1,596,002	1,329,849
Interest on federal funds purchased	—	6,030	96	6,030
Other short-term borrowings	—	—	—	—

Total interest expense	830,894	708,337	1,596,098	1,335,879
Net interest income, before provision for loan losses	1,245,043	745,091	2,330,548	1,344,101
Provision for loan losses	148,000	163,750	301,907	327,938

Net interest income, after provision for loan losses	1,097,043	581,341	2,028,641	1,016,163
Noninterest Income:
Service charges on deposits accounts	107,153	43,343	196,527	73,367
Other noninterest income	147,107	82,267	293,991	134,167

Total noninterest income	254,260	125,610	490,518	207,534
Noninterest Expense:
Salaries and benefits	664,410	526,192	1,398,729	888,183
Net occupancy	125,590	77,829	232,654	128,386
Equipment expense	44,799	35,130	87,647	59,569
Data processing expense	43,527	26,634	84,246	46,355
Organization expense	173,801	—	206,216	—
Professional fees	60,608	28,792	116,297	55,298
Printing and office supplies	31,060	22,122	62,786	57,551
Advertising expense	17,935	35,354	40,790	46,781
Other noninterest expense	153,641	131,807	286,239	263,686

Total noninterest expense	1,315,371	883,860	2,515,604	1,545,809

Income (loss) before income taxes	35,932	(176,909)	3,555	(322,112)
Income tax expense/(benefit)	18,668	(118,118)	5,530	(118,118)

Net Income (loss)	$17,264	$(58,791)	$(1,975)	$(203,994)

Earnings (loss) per share—basic & diluted	$0.02	$(0.07)	$(0.00)	$(0.24)

Average number of shares outstanding	1,043,896	839,517	1,043,689	839,427

See Notes to Consolidated Financial Statements.

VISION BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$17,264	$(58,791)	$(1,975)	$(203,994)
Other comprehensive income, net of income taxes:
Unrealized gains/(losses) on investment securities available for sale arising during the period, net of income taxes	187,431	(9,224)	194,455	38,516

Other comprehensive income (loss)	$204,695	$(68,015)	$192,480	$(165,478)

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash Flows From Operating Activities:
Net income (loss)	$(1,975)	$(203,994)
Adjustments to reconcile net income to net cash provided by operations
Provision for loan losses	301,907	327,938
Depreciation and amortization	71,584	37,087
Deferred income tax (benefit) expense	784	—
(Increase)/decrease in accrued interest receivable	8,384	(167,886)
Increase/(decrease) in accrued interest payable	(23,025)	51,738
(Increase)/decrease in other assets	750,475	(456,655)
Increase/(decrease) in other liabilities	2,916	(58,816)

Net cash provided by (used in) operating activities	1,111,050	(470,588)
Cash Flows From Investing Activities:
Purchase of investment securities available for sale	(3,785,914)	(1,980,072)
Proceeds from maturities/calls/paydown of investment securities available for sale	2,634,716	1,673,441
Cash disbursed in acquisition of branch office	—	—
Net (increase)/decrease in loans outstanding	(19,582,646)	(27,013,405)
Purchase of premises and equipment	(208,343)	(434,012)

Net cash provided by (used in) investing activities	(20,942,187)	(27,754,048)
Cash Flows From Financing Activities:
Net increase/(decrease) in demand, savings and time deposits	18,227,148	26,835,093
Proceeds from the issuance of common stock	7,012	1,700

Net cash provided by (used in) financing activities	18,234,160	26,836,793

Net increase/(decrease) in cash and cash equivalents	(1,596,977)	(1,387,843)
Cash and cash equivalents at beginning of period	4,745,537	9,791,590

Cash and cash equivalents at end of period	$3,148,560	$8,403,747

Supplemental Cash Flow Information:
Cash paid during period for interest	$1,619,123	$1,284,141
Cash paid during period for income taxes	$—	$—

See Notes to Consolidated Financial Statements.

VISION BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:    General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year’s financial statements have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on net income.

The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB and the related amendments for the year ended December 31, 2001.

On March 22, 2002, Articles of Incorporation were filed with the Alabama Secretary of State to incorporate Vision Bancshares Financial Group, Inc. as a wholly owned insurance subsidiary of Vision Bank, the wholly owned bank subsidiary of Vision Bancshares, Inc. On April 11, 2002, an application was filed with the Alabama Department of Insurance to qualify Vision Bancshares Financial Group, Inc. as an insurance agency. Vision Bancshares Financial Group, Inc. received the appropriate approval from the Alabama Department of Insurance on May 22, 2002. However, as of June 30, 2002, Vision Bancshares Financial Group, Inc. had not commenced business.

On April 16, 2002, Vision Bancshares, Inc. filed an application with the Office of Thrift Supervision (OTS) seeking permission to organize a federal savings bank chartered by the OTS. The main office for the proposed federal savings bank will be located in Panama City, Florida. The proposed federal savings bank will serve as a depository of funds and as a lender of credit for homes and other goods and services principally to customers in Panama City, Florida and the Florida panhandle. As of June 30, 2002, the application remains pending with the OTS.

On April 16, 2002, Vision Bank, the Company’s wholly owned bank subsidiary, filed a letter application with the Federal Deposit Insurance Corporation (FDIC) and the State Banking Department seeking permission to relocate its Foley, Alabama branch. This application was subsequently approved and the relocation took place on May 21, 2002. This relocation was due to the expiration of the lease agreement on the former Foley, Alabama branch facilities.

Note 2:    Financial Instruments with Off-Balance Sheet Risk

During 2001, Vision Bank became a member of the Federal Home Loan Bank of Atlanta (FHLB-Atlanta). As a result, the Bank has access to different credit plans offered through the FHLB-Atlanta. At June 30, 2002, the Bank had not drawn on these credit lines, but had established a credit availability limit of approximately $7,000,000.

Note 3:    Related Party Transactions

In March 2002, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank’s Orange Beach, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for nine years with an option to renew the lease for three additional terms of three years each. The monthly rent on this lease is in an amount of $10,320 per month. Lease payments to Gulf Shores Investment Group, LLC for this lease totaled $30,960 for the quarter ended June 30, 2002 and $41,280 for the six months ended June 30, 2002. Vision Bank also agreed to pay the landlord an additional sum to be adjusted periodically, beginning after the first year of the lease, to coincide with the operating cost that the landlord shall pay or becomes obligated to pay in connection with the ownership and operation of the building. In addition, Vision Bank agreed to pay the real estate taxes, utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

The Skipper Insurance Agency, of which George W. Skipper, III (a director and principal shareholder of Vision Bancshares, Inc.) is an owner, provides insurance coverage, including but not limited to fire and extended coverage, general liability, fidelity bond and directors and officers liability insurance, for Vision Bancshares, Inc. and Vision Bank. The Company paid gross premiums to The Skipper Insurance Agency of $17,702 in 2000, $48,175 in 2001 and $74,354 during the first six months of 2002. In the opinion of the Company, the cost of these services is at least as favorable as those that could have been obtained from an unaffiliated party.

Note 4:    Leases

In March 2002, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank’s Orange Beach, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for nine years with an option to renew the lease for three additional terms of three years each. The monthly rent on this lease is in an amount of $10,320 per month. Lease payments to Gulf Shores Investment Group, LLC for this lease totaled $30,960 for the quarter ended June 30, 2002 and $41,280 for the six months ended June 30, 2002. Vision Bank also agreed to pay the landlord an additional sum to be adjusted periodically, beginning after the first year of the lease, to coincide with the operating cost that the landlord shall pay or becomes obligated to pay in connection with the ownership and operation of the building. In addition, Vision Bank agreed to pay the real estate taxes, utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

In May 2002, Vision Bank entered into a lease agreement, as the tenant, with Magnolia Land Company Inc., an Alabama corporation unaffiliated with the Company. The term of the lease was for six months and ten days with an option to renew the lease on a month to month basis, under the same covenants, conditions and rental rates, until such time that the Lessor completes the construction of the Leasee’s new building and said new building is ready to be occupied. The monthly rent on this lease is in an amount of $1,625 per month. Lease payments to Magnolia Land Company, Inc. for this lease totaled $2,149 during the quarter and six months ended June 30, 2002. Vision Bank agreed to pay utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

Note 5:    Stock Plans

The Company has adopted an Incentive Stock Compensation (“Plan”) to provide an incentive to certain officers and key management employees of the Company and its subsidiary. Options granted under the Plan must be at a price not less than the fair market value of the shares at the date of grant. As of December 31, 2000, the Company had reserved 75,000 shares for issuance under the Plan. In 2001, the Company reserved an additional 75,000 shares for an aggregate of 150,000 shares of common stock for issuance under the Plan. All options expire no more than ten years from the date of grant, or 90 days after an employee’s termination. At June 30, 2002, approximately 50,500 shares remained available for the granting of options under the Plan.

The Plan’s Administration Committee determines vesting periods. The options issued during 2001 and 2000 under the Plan have vesting requirements. The option recipients are required to remain in the employment of the Company for three years to fully vest in the options granted. These options become exercisable on a pro-rata basis over the vesting period. 37,200 options granted under the Plan were vested at June 30, 2002. In the event of a change in control, options issued under this plan, become 100 percent vested.

The Company has adopted a Director Stock Plan (“Director’s Plan”) whereby directors of the Company and its subsidiary may receive Common Stock in lieu of cash directors’ fees. As of December 31, 2000, the Company had reserved 70,000 shares for issuance under the Director’s Plan. In 2001, the Company reserved an additional 80,000 shares for an aggregate of 150,000 shares of common stock for issuance under the Plan. The Director’s Plan Administration Committee determines vesting periods. The options issued during 2000 and 2002, under the Director’s Plan, were 100 percent vested at the date of grant. All options expire no more than ten years from the date of grant. At June 30, 2002, approximately 57,000 shares remained available for the granting of options under the Director’s Plan.

The Company has adopted an Employee Stock Purchase Plan that provides active full-time employees with a convenient way to become shareholders of the Company. Employees have the opportunity to subscribe to purchase shares of a series of offerings occurring at six-month intervals. There are 7,500 shares authorized for issuance under this Plan from authorized but unissued shares. As of June 30, 2002, 1,050 shares were issued under the Plan. The total subscription liability under the Plan for all covered employees totaled 1,275 shares as of June 30, 2002. Approximately 5,175 shares remained available for subscription under this Plan.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report.

The following discussion includes “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as “anticipate,” “estimate,” “expect,” “may” and “should.” We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions and government fiscal and monetary policies, changes in prevailing interest rates and effectiveness of the Company’s interest rate strategies, laws, regulations and regulatory authorities affecting financial institutions, changes in and effectiveness of the Company’s operating or expansion strategies, geographic concentration of the Company’s assets and operations, competition from other financial services companies, unexpected financial results or outcomes of legal proceedings, and other risks detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.

FINANCIAL CONDITION

June 30, 2002 compared to December 31, 2001

    Loans

Loans comprised the largest single category of the Company’s earning assets at June 30, 2002. Loans, net of unearned income and allowance for loan losses, were 83.1% of total assets at June 30, 2002 and 79.0% of total assets at December 31, 2001. Total net loans were $ 96,462,000 at June 30, 2002, representing a $19,280,000, or 25.0%, increase from the December 31, 2001 total net loans of $77,182,000. Real estate loans increased $3,543,000, or 10.7%, to $36,792,000 at June 30, 2002 from $33,249,000 at December 31, 2001, while commercial loans increased $16,271,000, or 44.0%, to $53,292,000 at June 30, 2002 from $37,021,000 at December 31, 2001. Consumer and other loans decreased $345,000, or 4.4%, to $7,580,000 at June 30, 2002 from $7,925,000 at December 31, 2001. This growth in total loans outstanding during the first six months of 2002 resulted from continued loan demand.

    Investment Securities and Other Earning Assets

Investment securities increased approximately $1,460,000, or 11.9%, to $13,768,000 at June 30, 2002 from $12,308,000 at December 31, 2001. This growth in investment securities for the six months ended June 30, 2002 resulted primarily from the purchase of $3,786,000 in investment securities available-for-sale partially offset by calls and paydowns received. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. At June 30, 2002, the Company’s entire investment portfolio was pledged as collateral against government deposits. At June 30, 2002, the Bank had other short-term investments in the form of federal funds sold of $1,348,000.

    Asset Quality

At June 30, 2002, the Company had non-performing assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing investment securities and other real estate) totaling $315,000, compared to $1,316,000 in non-performing assets at December 31, 2001. This significant reduction reflects a $877,000, or 86.2%, decline in other real estate owned mainly due to the sale of a large piece of foreclosed property. Non-accrual loans declined $111,000, or 38.8%, to $175,000 at June 30, 2002 compared to $286,000 at December 31, 2001. At June 30, 2002, the Company’s non-accrual loans consisted of $51,000 in loans secured by real estate, $58,000 in commercial loans and $66,000 in loans to consumers. The ratio of the allowance for loan losses to total non-performing assets improved to 390.8% at June 30, 2002 from 77.0% at December 31, 2001. The ratio of non-performing loans to total loans, net of unearned income, was 0.32% and the ratio of non-performing assets to total assets was 0.27%. The Company had no restructured loans or non-accruing investment securities at June 30, 2002. The Company had $140,000 in other real estate owned at June 30, 2002.

The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. The allowance is based upon management’s estimated range of those losses. Actual losses for these loans may vary significantly from this estimate. The Company’s allowance for loan losses was $1,235,000 and $1,013,000 at June 30, 2002 and December 31, 2001, respectively. The ratio of the allowance for loan losses to total loans, net of unearned income, was 1.26% at June 30, 2002 and 1.30% at December 31, 2001. Vision Bank’s net charged-off loans (defined as charged-off loans less loan recoveries) was $80,000 during the six months ended June 30, 2002 compared to $1,000 for the same period of 2001. Management believes that the allowance for loan losses at June 30, 2002 is adequate to absorb known risk in the Company’s loan portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company’s loan portfolio or additional provisions to the allowance for loan losses.

    Deposits

Deposits are the Company’s primary source of funds with which to support its earning assets. Total deposits were $105,297,000 at June 30, 2002, an increase of approximately $18,227,000, or 20.9%, over total deposits of $87,070,000 at year-end 2001. Non-interest bearing deposits increased $4,653,000, or 69.1%, from year-end 2001 to June 30, 2002, while interest-bearing deposits at June 30, 2002 increased $13,574,000, or 16.9%, from year-end 2001.

Certificates of deposit of $100,000 or more decreased $1,198,000, or 8.7%, to $12,644,000 at June 30, 2002 from approximately $13,842,000 at year-end 2001.

    Borrowed Funds

The Company had no borrowed funds outstanding at June 30, 2002 or December 31, 2001.

    Stockholders’ Equity

The Company’s stockholders’ equity increased $199,000, or 1.9%, from $10,243,000 at December 31, 2001 to $10,442,000 at June 30, 2002. This increase resulted primarily from an increase in accumulated other comprehensive income, net of taxes, of $194,000 which was due to an increase in the unrealized gains on investment securities available for sale securities, net of tax. In addition, the Company had a net loss of $2,000, which was partially offset by proceeds from the issuance of additional common stock for $7,000.

    Liquidity

Proceeds from the sale of stock and dividends paid by Vision Bank are the primary source of funds available to the Company for payment of operating expenses and dividends to its shareholders. The Board of Directors has not declared or paid a dividend during 2002. As new corporations, it is not likely that Vision Bancshares or Vision Bank will achieve in their early years of operations a level of profitability that would justify or allow the payment of dividends. Vision Bancshares has not and will not likely generate any significant earnings on its own, and it will depend upon the payment of dividends by Vision Bank, if it is to pay dividends on its common stock. It is expected that for at least the next year of operation for Vision Bank, all earnings will be retained by Vision Bank for its future needs. State and federal banking laws restrict the payment of dividends by banks, and in no event may dividends be paid by Vision Bank during the first three years of operation without the approval of the Alabama Banking Department and the Federal Deposit Insurance Corporation.

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Funds are also available through the purchase of federal funds from other commercial banks. As members of FHLB of Atlanta, Vision Bank also has access to various credit programs to assist with liquidity needs. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable Company cash position.

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

Tier I Leverage capital ratio is defined as the ratio of Tier I capital to total quarterly average assets. Vision Bank has agreed with the banking regulators to maintain a minimum Tier I Leverage capital ratio of 8.00% during the de novo period of Vision Bank. Vision Bancshares, Inc. and Vision Bank are both considered well capitalized at June 30, 2002 under the financial institutions regulatory framework. The following presents Vision Bancshares, Inc. and Vision Bank’s capital position at June 30, 2002:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2002
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$11,366,612	11.43%	$7,953,438	8.00%	$9,941,798	10.00%
Vision Bank	10,680,399	10.77	7,934,652	8.00	9,918,315	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	10,131,785	10.19	3,976,719	4.00	5,965,079	6.00
Vision Bank	9,445,572	9.52	3,967,326	4.00	5,950,989	6.00
Tier 1 Leverage Capital (to Average Assets)
Consolidated	10,131,785	8.91	4,549,276	4.00	5,686,595	5.00
Vision Bank	9,445,572	8.31	4,546,080	4.00	5,682,600	5.00

Comparison of Results of Operations for the Three Months Ended
June 30, 2002 and June 30, 2001

Summary

The Company recorded a consolidated net income after tax for the quarter ended June 30, 2002 of $17,000, a $76,000 or 128.8% increase compared to last year’s second quarter losses of $59,000. This consolidated net income for the second quarter of 2002 consisted of net income of $136,000 for Vision Bank and net loss of $119,000 for Vision Bancshares, Inc. Consolidated basic and diluted net income per share was $0.02 for the three months ended June 30, 2002. Consolidated basic and diluted net loss per share was $0.07 for the three months ended June 30, 2001. The increase in the Company’s net income was primarily due to the general growth of the Company during 2001 and 2002.

Net Interest Income

Net interest income, the difference between the interest revenues on interest-bearing assets and the cost of interest-bearing liabilities, is the largest component of the Company’s revenues. Interest income increased by $623,000 or 42.9% to $2,076,000 for the three months ended June 30, 2002 from $1,453,000 for the three months ended June 30, 2001. Interest and fee income on loans increased $528,000 or 40.3% partially due to an increase of 106.5% in the average loan portfolio balance to $91,161,000 for the three months ended June 30, 2002 from $44,155,000 for the comparable period in 2001. Interest income on investment securities increased $104,000 or 86.7% due to additional interest income of approximately $31,000 on a callable bond that was called during the month of June and an increase in the average securities portfolio balance of $6,462,000.

Interest expense on deposit accounts increased $129,000 or 18.4% to $831,000 for the three months ended June 30, 2002 from $702,000 for the three months ended June 30, 2001. Interest expense on deposits increased due to the growth of interest bearing deposit liabilities. Interest expense on federal funds purchased was $6,000 and $0 for the three months ended June 30, 2002 and 2001, respectively.

As a result of these changes, net interest income, before provision for loan losses, increased $500,000, or 67.1%, in the three months ended June 30, 2002, compared to the same period of 2001.

Provision for Loan Losses

The provision for loan losses is charged to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. The provisions for loan losses were approximately $148,000 and $164,000 during the three months ended June 30, 2002 and 2001, respectively. This represented a decrease of

$16,000 or 9.8%. Net charge-offs (charged-off loans less recoveries) were $15,000 during the three months ended June 30, 2002 compared to $0 for the same period of 2001.

Non-interest Income

Non-interest income for the three months ended June 30, 2002 was $254,000, compared to $126,000 for the same period of 2001. This increase of $128,000 was primarily due to an increase of $63,000 in service charges on deposit accounts and an increase of $65,000 in origination and rate premiums on mortgage loans sold in the secondary market and in other non-interest income.

Non-interest Expenses

Non-interest expenses for the three months ended June 30, 2002 were $1,315,000, reflecting a $431,000, or 48.8%, increase over $884,000 for the same period of 2001. The increases were mainly in organizational expense, salaries and employee benefits, occupancy expense, data processing expense, and professional fees. These increases were primarily due to the growth and expansion activities of Vision Bank during this period and the organization activity for the proposed federal thrift in Panama City, Florida.

Income Taxes

The income tax provision for the three months ended June 30, 2002 was $19,000 (an effective rate of 52.0%) compared to a tax benefit of $118,000 for the comparable 2001 period (an effective rate of 66.8%). The income tax provision was due to net income before taxes. The effective tax rate in excess of the federal and state statutory tax rates is due to the election to file on an unconsolidated basis at the state level and is also a result of permanent differences. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.

Comparison of Results of Operations for the Six Months Ended
June 30, 2002 and June 30, 2001

Summary

The Company recorded a consolidated net operating loss after tax for the six months ended June 30, 2002 of $2,000, a 99.0% decrease compared to last year’s first six months losses of $204,000. This consolidated net loss for the first six months of 2002 consisted of net income of $179,000 for Vision Bank and net loss of $181,000 for Vision Bancshares, Inc. Consolidated basic and diluted net loss per share was $0.00 for the six months ended June 30, 2002 and $0.24 for the same period of 2001. The decrease in the Company’s net loss was primarily due to the general growth of the earning assets of the Company during 2001 and 2002.

Net Interest Income

Net interest income, the difference between the interest revenues on interest-bearing assets and the cost of interest-bearing liabilities, is the largest component of the Company’s revenues. Interest income increase by $1,247,000 or 46.5% to $3,927,000 for the six months ended June 30, 2002 from $2,680,000 for the six months ended June 30, 2001. Interest and fee income on loans increased $1,177,000 or 50.6% partially due to an increase of 85.1% in the average loan portfolio balance to $86,223,000 for the six months ended June 30, 2002 from $46,583,000 for the comparable period in 2001. Interest income on investment securities increased $150,000 or 60.0% due to additional interest income of approximately $31,000 on a callable bond that was called during the month of June and a $6,068,000 or 87.8% increase in the average securities portfolio balance outstanding of $12,981,000 for the first six months of 2002 compared to $6,913,000 for the same period of 2001.

Interest expense on deposit accounts increased $266,000 or 20.0% to $1,596,000 for the six months ended June 30, 2002 from $1,330,000 for the six months ended June 30, 2001. Interest expense on deposits increased due to the growth of the average balance outstanding of interest bearing deposit liabilities. Interest expense on federal funds purchased was $6,000 and $0 for the six months ended June 30, 2002 and 2001, respectively.

As a result of these changes, net interest income, before provision for loan losses, increased $987,000, or 73.4%, in the six months ended June 30, 2002, compared to the same period of 2001.

Provision for Loan Losses

The provision for loan losses is charged to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. The provisions for loan losses were $302,000 and $328,000 during the six months ended June 30, 2002 and 2001, respectively. This represented a decrease of $26,000 or

7.9%. Management’s decision is to maintain the level of allowance for loan losses at a percentage of loans outstanding and make provisions for actual growth in the loan portfolio due to the Company’s expansion activities. Management believes the balance in the allowance for loan losses of $1,235,000 at June 30, 2002 is adequate. Net charge-offs (charged-off loans less recoveries) were $80,000 during the six months ended June 30, 2002 compared to $1,000 for the same period of 2001.

Non-interest Income

Non-interest income for the six months ended June 30, 2002 was $491,000, compared to $208,000 for the same period of 2001. This increase of $283,000 was primarily due to an increase of $123,000 in service charges on deposit accounts and an increase of $160,000 in origination and rate premiums on mortgage loans sold in the secondary market and other non-interest income.

Non-interest Expenses

Non-interest expenses for the six months ended June 30, 2002 were $2,516,000, reflecting a $970,000, or 62.7%, increase over $1,546,000 for the same period of 2001. All non-interest expense categories reflected increases, with the exception of advertising expense, which reflected a 12.8% decrease. The components of non-interest expense showing increases during the six months of 2002 compared to the same period of 2001 were as follows: organization expense increased $206,000, salaries and employee benefits increased $511,000, occupancy expense increased $105,000, and professional fees increased $61,000. These increases were primarily due to the growth and expansion activity experienced by Vision Bank during this period and the organization activity for the proposed federal thrift in Panama City, Florida.

Income Taxes

The income tax provision for the six months ended June 30, 2002 was $6,000 (an effective rate of 155.6%) compared to a tax benefit of $118,000 for the comparable 2001 period (an effective rate of 36.7%). The effective tax rate in excess of the federal and state statutory tax rates is due to the election to file on an unconsolidated basis at the state level and is also a result of permanent differences. The income tax benefit for 2001 was due to net losses before taxes. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities

During the first six months of 2002, Vision Bancshares’ Employee Stock Purchase Plan issued 700 shares of common stock at 85% of the price of the shares on the date such shares were subscribed. Under the Employee Stock Purchase Plan, 450 shares were issued at a price of $8.50 per share (85% of $10.00) and 250 shares were issued at a price of $12.75 per share (85% of $15.00). Sales pursuant to the Employee Stock Purchase Plan have been made in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933 and pursuant to SEC Rule 701.

Item 4.     Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on June 7, 2002, at which the following matters were voted upon by the shareholders of the Company.

(a)  Election of Directors

The following Directors were elected to serve as Directors of the Company until the annual meeting of shareholders of the Company in the years indicated below or until their successors are elected and qualified. The vote with respect to such election was as follows:

(1)  Election of seven Directors to serve until 2005

Name	Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions or Broker Non-Votes
Warren Bannach	666,698	100
Don Boggus, Jr. M.D.	666,698	100
Daniel M. Scarbrough, M.D.	666,698	100
J. Daniel Sizemore	666,698	100
George W. Skipper, III	665,598	1,200
Thomas Gray Skipper	665,598	1,200
Patrick Willingham	666,698	100

(2)  Election of three Directors to serve until 2004

Name	Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions or Broker Non-Votes
James D. Campbell, D.D.S.	666,698	100
Charles S. Isler, III	666,698	100
Royce T. Winborne	666,698	100

(3)  Election of two Directors to serve until 2003

Name	Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions or Broker Non-Votes
Joey W. Ginn	666,698	100
Robert S. McKean	666,698	100

(b)  To Approve an amendment to the Amended and Restated Incentive Stock Compensation Plan

The shareholders of the Company ratified the proposal to amend the Amended and Restated Incentive Stock Compensation Plan by the following vote:

Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions or Broker Non-Votes
663,094	1,219	2,485

(c)  To Approve an amendment to the Amended and Restated Director Stock Plan

The shareholders of the Company ratified the proposal to amend the Amended and Restated Director Stock Plan by the following vote:

Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions or Broker Non-Votes
662,094	1,219	3,485

(d)  To Approve an amendment to the Articles of Incorporation of the Company

The shareholders of the Company ratified the proposal to amend the Articles of Incorporation of the Company by the following vote:

Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions or Broker Non-Votes
663,728	285	2,785

Item 5.     Other Information

Business

On March 22, 2002, Articles of Incorporation were filed with the Alabama Secretary of State to incorporate Vision Bancshares Financial Group, Inc. as a wholly owned insurance subsidiary of Vision Bank, the wholly owned bank subsidiary of Vision Bancshares, Inc. On April 2, 2002, an application was filed with the Alabama Department of Insurance to qualify Vision Bancshares Financial Group, Inc. as an insurance agency. Vision Bancshares Financial Group, Inc. received the appropriate approval from the Alabama Department of Insurance on May 22, 2002. However, as of June 30, 2002, Vision Bancshares Financial Group, Inc. had not commenced business.

On April 16, 2002, Vision Bancshares, Inc. filed an application with the Office of Thrift Supervision (OTS) seeking permission to organize a federal savings bank chartered by the OTS. The main office for the proposed federal savings bank will be located in Panama City, Florida. The proposed federal savings bank will serve as a depository of funds and as a lender of credit for homes and other goods and services principally to customers in Panama City, Florida and the Florida panhandle. As of June 30, 2002, the Company’s application with the OTS was pending approval.

Item 6.     Exhibits and Reports

(a)  The following exhibits are filed as part of this report.

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Vision Bancshares, Inc., dated July 26, 2002.

99.1	Certification by the Chief Executive Officer, dated August 12, 2002, of the Company’s June 30, 2002 Financial Statements.

99.2	Certification by the Chief Financial Officer, dated August 12, 2002, of the Company’s June 30, 2002 Financial Statements.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K for the three months ended June 30, 2002.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION BANCSHARES, INC.

By:	/s/ J. DANIEL SIZEMORE
J. Daniel Sizemore, Chairman, Chief Executive Officer and President

Date: August 12, 2002

By:	/s/ WILLIAM E. BLACKMON
William E. Blackmon, Chief Financial Officer and Chief Accounting Officer

Date: August 12, 2002

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Vision Bancshares, Inc., dated July 26, 2002.

99.1	Certification by the Chief Executive Officer, dated August 12, 2002, of the Company’s June 30, 2002 Financial Statements.

99.2	Certification by the Chief Financial Officer, dated August 12, 2002, of the Company’s June 30, 2002 Financial Statements.