Form 10QSB
period 2002-09-30
VISION BANCSHARES INC
filed 2002-11-12
CIK 1095861

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Yes ☒ No ☐

As of September 30, 2002, Vision Bancshares had 1,044,825 shares of common stock outstanding.

VISION BANCSHARES, INC.
FORM 10-QSB
INDEX

SIGNATURES AND CERTIFICATIONS	21

INDEX TO EXHIBITS	26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2002	December 31, 2001

	(Unaudited)

Assets
Cash	$826,348	$645,080
Due from banks and federal funds sold	7,939,559	4,100,457
Investment securities available for sale	15,098,666	12,308,456

Loans	104,706,352	78,194,990
Less: Allowance for loan losses	(1,283,025)	(1,013,340)

Loans, net	103,423,327	77,181,650

Premises and equipment, net	1,236,171	1,055,337
Accrued interest receivable	606,307	596,544
Deferred tax benefit	469,449	554,007
Other assets	509,147	1,310,100

Total Assets	$130,108,974	$97,751,631

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$11,022,534	$6,733,749
Interest bearing	107,986,050	80,335,967

Total Deposits	119,008,584	87,069,716

Accrued interest payable	239,262	234,957
Other liabilities	287,195	204,306

Total Liabilities	119,535,041	87,508,979

Stockholders’ Equity

Common stock, $1.00 par value; 10,000,000 authorized;
1,044,825 and 1,043,280 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	1,044,825	1,043,280
Preferred stock $1.00 par value;
1,000,000 authorized; -0- shares issued and outstanding	—	—
Additional paid-in capital	10,226,938	10,210,697
Retained earnings	(927,543)	(1,002,228)
Accumulated other comprehensive income (loss), net of taxes	229,713	(9,097)

Total Stockholders’ Equity	10,573,933	10,242,652

Total Liabilities and Stockholders’ Equity	$130,108,974	$97,751,631

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Interest Income:
Interest and fees on loans	$1,949,928	$1,507,387	$5,450,879	$3,831,431
Interest and dividends on investment securities-AFS	178,006	130,329	578,029	384,724
Interest income on federal funds sold	15,978	43,046	41,650	144,587
Other interest income	—	—	—	—

Total interest income	2,143,912	1,680,762	6,070,558	4,360,742

Interest Expense:
Interest on deposits	853,395	819,690	2,449,397	2,149,539
Interest on federal funds purchased	69	—	165	6,030
Other short-term borrowings	—	—	—	—

Total interest expense	853,464	819,690	2,449,562	2,155,569

Net interest income, before provision for loan losses	1,290,448	861,072	3,620,996	2,205,173
Provision for loan losses	78,000	120,000	379,907	447,938

Net interest income, after provision for loan losses	1,212,448	741,072	3,241,089	1,757,235

Noninterest Income:
Service charges on deposits accounts	117,840	73,365	314,367	146,732
Other noninterest income	154,461	101,535	448,452	235,702

Total noninterest income	272,301	174,900	762,819	382,434

Noninterest Expense:
Salaries and benefits	772,355	609,341	2,171,084	1,497,524
Net occupancy	129,688	95,260	362,342	223,646
Equipment expense	52,210	45,369	139,857	104,938
Data processing expense	46,570	46,035	130,816	92,390
Organization expense	126,658	—	332,874	—
Professional fees	42,259	53,270	158,556	108,568
Printing and office supplies	25,208	56,804	87,994	114,355
Advertising expense	12,521	27,631	53,311	74,412
Other noninterest expense	165,324	129,656	451,563	393,342

Total noninterest expense	1,372,793	1,063,366	3,888,397	2,609,175

Income (loss) before income taxes	111,956	(147,394)	115,511	(469,506)
Income tax expense/(benefit)	35,296	(40,385)	40,826	(158,503)

Net Income (loss)	$76,660	$(107,009)	$74,685	$(311,003)

Earnings (loss) per share - basic & diluted	$0.07	$(0.13)	$0.07	$(0.37)

Average number of shares outstanding	1,043,975	839,584	1,044,544	839,480

See Notes to Consolidated Financial Statements.

VISION BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss)	$76,660	$(107,009)	$74,685	$(311,003)

Other comprehensive income, net of income taxes:
Unrealized gains/(losses) on investment securities available for sale arising during the period, net of income taxes	44,355	59,294	238,810	97,810

Other comprehensive income (loss)	$121,015	$(47,715)	$313,495	$(213,193)

See Notes to Consolidated Financial Statements.

VISION BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash Flows From Operating Activities:
Net income (loss)	$74,685	$(311,003)
Adjustments to reconcile net income to net cash provided by operations
Provision for loan losses	379,907	447,938
Depreciation and amortization	113,813	61,698
Deferred income tax (benefit) expense	(52,266)	(158,503)
(Increase)/decrease in accrued interest receivable	(9,763)	(224,923)
Increase/(decrease) in accrued interest payable	4,305	75,129
(Increase)/decrease in other assets	798,123	791
Increase/(decrease) in other liabilities	82,889	19,740

Net cash provided by (used in) operating activities	1,391,693	(89,133)

Cash Flows From Investing Activities:
Purchase of investment securities available for sale	(5,862,164)	(4,272,288)
Proceeds from maturities/calls/paydown of investment securities available for sale	3,447,009	1,795,336
Cash disbursed in acquisition of branch office	—	(125,002)
Net (increase)/decrease in loans outstanding	(26,621,584)	(38,221,478)
Purchase of premises and equipment	(291,238)	(572,410)

Net cash provided by (used in) investing activities	(29,327,977)	(41,395,842)

Cash Flows From Financing Activities:
Net increase/(decrease) in demand, savings and time deposits	31,938,868	43,671,293
Proceeds from the issuance of common stock	17,786	3,612

Net cash provided by (used in) financing activities	31,956,654	43,674,905

Net increase/(decrease) in cash and cash equivalents	4,020,370	2,189,930

Cash and cash equivalents at beginning of period	4,745,537	9,791,590

Cash and cash equivalents at end of period	$8,765,907	$11,981,520

Supplemental Cash Flow Information:
Cash paid during period for interest	$2,445,257	$2,224,668
Cash paid during period for income taxes	$—	$—

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

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB and the related amendments for the year ended December 31, 2001.

On March 22, 2002, Articles of Incorporation were filed with the Alabama Secretary of State to incorporate Vision Bancshares Financial Group, Inc. as a wholly owned insurance subsidiary of Vision Bank, the wholly owned bank subsidiary of Vision Bancshares, Inc. On April 11, 2002, an application was filed with the Alabama Department of Insurance to qualify Vision Bancshares Financial Group, Inc. as an insurance agency. Vision Bancshares Financial Group, Inc. received the appropriate approval from the Alabama Department of Insurance on May 22, 2002. Vision Bancshares Financial Group, Inc. commenced business on August 1, 2002.

On April 16, 2002, Vision Bancshares, Inc. filed an application with the Office of Thrift Supervision (OTS) seeking permission to organize a federal savings bank chartered by the OTS. The main office for the proposed federal savings bank will be located in Panama City, Florida. The proposed federal savings bank will serve as a depository of funds and as a lender of credit for homes and other goods and services principally to customers in Panama City, Florida and the Florida panhandle. As of September 30, 2002, the application remains pending with the OTS.

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

In March 2002, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank’s Orange Beach, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for nine years with an option to renew the lease for three additional terms of three years each. The monthly rent on this lease is in an amount of $10,320 per month. Lease payments to Gulf Shores Investment Group, LLC for this lease totaled $30,960 for the quarter ended September 30, 2002 and $72,240 for the nine months ended September 30, 2002. Vision Bank also agreed to pay the landlord an additional sum to be adjusted periodically, beginning after the first year of the lease, to coincide with the operating cost that the landlord shall pay or becomes obligated to pay in connection with the ownership and operation of the building. In addition, Vision Bank agreed to pay the real estate taxes, utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

The Skipper Insurance Agency, of which George W. Skipper, III (a director and principal shareholder of Vision Bancshares, Inc.) is an owner, provides insurance coverage, including but not limited to fire and extended coverage, general liability, fidelity bond and directors and officers liability insurance, for Vision Bancshares, Inc., Vision Bank and Vision Bancshares Financial Group, Inc. The Company paid gross premiums to The Skipper Insurance Agency of $17,702 in 2000, $48,175 in 2001 and $79,954 during the first nine months of 2002. In the opinion of the Company, the cost of these services is at least as favorable as those that could have been obtained from an unaffiliated party.

Note 3:	Leases

In March 2002, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank’s Orange Beach, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for nine years with an option to renew the lease for three additional terms of three years each. The monthly rent on this lease is in an amount of $10,320 per month. Lease payments to Gulf Shores Investment Group, LLC for this lease totaled $30,960 for the quarter ended September 30, 2002 and $72,240 for the nine months ended September 30, 2002. Vision Bank also agreed to pay the landlord an additional sum to be adjusted periodically, beginning after the first year of the lease, to coincide with the operating cost that the landlord shall pay or becomes obligated to pay in connection with the ownership and operation of the building. In addition, Vision Bank agreed to pay the real estate taxes, utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

In May 2002, Vision Bank entered into a lease agreement, as the tenant, with Magnolia Land Company Inc., an Alabama corporation unaffiliated with the Company pursuant to which Vision

Bank leased the real property on which its Foley, Alabama office is located. The term of the lease was for six months and ten days with an option to renew the lease on a month to month basis, under the same covenants, conditions and rental rates, until such time that the Lessor completes the construction of the Leasee’s new building and said new building is ready to be occupied. The monthly rent on this lease is in an amount of $1,625 per month. Lease payments to Magnolia Land Company, Inc. for this lease totaled $4,875 during the quarter and $7,024 during the nine months ended September 30, 2002. Vision Bank agreed to pay utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

Note 4:	Stock Plans

The Company has adopted an Incentive Stock Compensation (“Plan”) to provide an incentive to certain officers and key management employees of the Company and its subsidiary. Options granted under the Plan must be at a price not less than the fair market value of the shares at the date of grant. As of December 31, 2001, the Company had reserved 150,000 shares for issuance under the Plan. At its annual meeting in June 2002, the shareholders approved an increase of an additional 75,000 shares for an aggregate of 225,000 shares of common stock for issuance under the Plan. All options expire no more than ten years from the date of grant, or 90 days after an employee’s termination. At September 30, 2002, approximately 125,500 shares remained available for the granting of options under the Plan.

The Plan’s Administration Committee determines vesting periods. The options issued during 2002, 2001 and 2000 under the Plan have vesting requirements. The option recipients are required to remain in the employment of the Company for three years to fully vest in the options granted. These options become exercisable on a pro-rata basis over the vesting period. Of the 99,500 options granted under the Plan, 38,025 options were vested at September 30, 2002. In the event of a change in control, options issued under this plan, become 100 percent vested.

The Company has adopted a Director Stock Plan (“Director’s Plan”) whereby directors of the Company and its subsidiary may receive Common Stock in lieu of cash directors’ fees. As of December 31, 2001, the Company had reserved 150,000 shares for issuance under the Director’s Plan. At its annual meeting in June 2002, the shareholders approved an increase of an additional 75,000 shares for an aggregate of 225,000 shares of common stock for issuance under the Director’s Plan. The Director’s Plan Administration Committee determines vesting periods. The options issued during 2000 and 2002, under the Director’s Plan, were 100 percent vested at the date of grant. All options expire no more than ten years from the date of grant. At September 30, 2002, approximately 137,000 shares remained available for the granting of options under the Director’s Plan.

The Company has adopted an Employee Stock Purchase Plan that provides active full-time employees with a convenient way to become shareholders of the Company. Employees have the opportunity to subscribe to purchase shares of a series of offerings occurring at six-month intervals. There are 7,500 shares authorized for issuance under this Plan from authorized but unissued shares. As of September 30, 2002, 1,895 shares were issued under the Plan. The total subscription liability under the Plan for all covered employees totaled 1,545 shares as of

September 30, 2002. Approximately 4,060 shares remained available for subscription under this Plan.

Note 5:	Other Borrowings

In July 2002, the Company established a $400,000 line of credit for short-term operating capital needs. This line of credit bears an interest rate that floats with Wall Street prime with a floor rate of 5% and expires on December 31, 2002. As of September 30, 2002, the Company had not drawn against this line of credit.

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

FINANCIAL CONDITION

September 30, 2002 compared to December 31, 2001

Loans

         Loans comprised the largest single category of the Company’s earning assets at September 30, 2002. Loans, net of unearned income and allowance for loan losses, were 79.5% of total assets at September 30, 2002 and 79.0% of total assets at December 31, 2001. Total loans were $104,706,000 at September 30, 2002, representing a $26,511,000, or 33.9%, increase from the December 31, 2001 total net loans of $78,195,000. Real estate loans increased $9,576,000, or 28.8%, to $42,825,000 at September 30, 2002 from $33,249,000 at December 31, 2001, while commercial loans increased $16,420,000, or 44.4%, to $53,441,000 at September 30, 2002 from $37,021,000 at December 31, 2001. Consumer and other loans decreased $515,000, or 6.5%, to $8,440,000 at September 30, 2002 from $7,925,000 at December 31, 2001. This growth in total loans outstanding during the first nine months of 2002 resulted from continued loan demand.

Investment Securities and Other Earning Assets

         Investment securities increased approximately $2,791,000, or 22.7%, to $15,099,000 at September 30, 2002 from $12,308,000 at December 31, 2001. This growth in investment securities for the nine months ended September 30, 2002 resulted primarily from the purchase of $5,862,000 in investment securities available-for-sale partially offset by calls and paydowns received. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. At September 30, 2002, $8,721,000, or 59.0%, of the Bank’s investment portfolio available for sale was pledged as collateral against government deposits. At September 30, 2002, the Bank had other short-term investments in the form of federal funds sold of $6,012,000.

Asset Quality

         At September 30, 2002, the Company had non-performing assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing investment securities and other real estate) totaling $913,000, compared to $1,316,000 in non-performing assets at December 31, 2001. This reduction reflects a $931,000, or 91.5%, decline in other real estate owned mainly due to the sale of a large piece of foreclosed property. Non-accrual loans increased $541,000, or 189.2%, to $827,000 at September 30, 2002 compared to $286,000 at December 31, 2001. This increase is primarily due to several 1-4 family first mortgage real estate loans being placed on non-accrual status during the third quarter 2002. At September 30, 2002, the Company’s non-accrual loans consisted of $685,000 in loans secured by real estate, $75,000 in commercial loans and $67,000 in loans to consumers. The ratio of the allowance for loan losses to total non-performing assets improved to 140.5% at September 30, 2002 from 77.0% at December 31, 2001. The ratio of non-performing loans to total loans, net of unearned income, was 0.79% and the ratio of non-performing assets to total assets was 0.7%. The Company had no restructured loans or non-accruing investment securities at September 30, 2002. The Company had $86,000 in other real estate owned at September 30, 2002.

         The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. The allowance is based upon management’s estimated range of those losses. Actual losses for these loans may vary significantly from this estimate. The Company’s allowance for loan losses was $1,283,000 and $1,013,000 at September 30, 2002 and December 31, 2001, respectively. The ratio of the allowance for loan losses to total loans, net of unearned income, was 1.23% at September 30, 2002 and 1.30% at December 31, 2001. Vision Bank’s net charged-off loans (defined as charged-off loans less loan recoveries) was $110,000 during the nine months ended September 30, 2002 compared to $1,000 for the same period of 2001. Management believes that the allowance for loan losses at September 30, 2002 is adequate to absorb known risk in the Company’s loan portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company’s loan portfolio or additional provisions to the allowance for loan losses.

Deposits

         Deposits are the Company’s primary source of funds with which to support its earning assets. Total deposits were $119,009,000 at September 30, 2002, an increase of approximately $31,939,000, or 36.7%, over total deposits of $87,070,000 at year-end 2001. Non-interest bearing deposits increased $4,289,000, or 63.7%, from year-end 2001 to September 30, 2002, while interest-bearing deposits at September 30, 2002 increased $27,650,000, or 34.4%, from year-end 2001. Of the total growth in interest-bearing deposits, $21,871,000 occurred in the NOW, Money Market Deposit and Savings deposit account categories. This includes $6,272,000 in proceeds deposited into an escrow account associated with the current public offering of the Company’s common stock. Certificates of deposits increased $5,779,000, representing 20.9% of the total growth in interest bearing deposits. Certificates of deposit of $100,000 or more increased $10,155,000, or 73.4%, to $23,997,000 at September 30, 2002 from approximately $13,842,000 at year-end 2001.

Borrowed Funds

         The Company had no borrowed funds outstanding at September 30, 2002 or December 31, 2001.

Stockholders’ Equity

         The Company’s stockholders’ equity increased $331,000, or 3.2%, from $10,243,000 at December 31, 2001 to $10,574,000 at September 30, 2002. This increase resulted primarily from an increase in accumulated other comprehensive income, net of taxes, of $238,000 which was due to an increase in the unrealized gains on investment securities available for sale securities, net of tax. In addition, the Company had a net income of $75,000, and proceeds from the issuance of additional common stock of $18,000.

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

         Vision Bancshares, Inc. and Vision Bank are both considered well capitalized at September 30, 2002 under the financial institutions regulatory framework. Tier I Leverage capital ratio is defined as the ratio of Tier I capital to total quarterly average assets. Vision Bank has agreed with the banking regulators to maintain a minimum Tier I Leverage capital ratio of 8.00% during the de novo period of Vision Bank. As of September 30, 2002, the Bank’s tier 1 leverage capital ratio was 7.91%. Management believes that the Bank’s tier 1 leverage capital ratio will meet the minimum 8% by year-end 2002. The following presents Vision Bancshares, Inc. and Vision Bank’s capital position at September 30, 2002:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2002
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$11,502,242	10.64%	$8,646,744	8.00%	$10,808,430	10.00%
Vision Bank	10,917,479	10.14	8,611,983	8.00	10,764,979	10.00

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	10,219,217	9.45	4,323,372	4.00	6,485,058	6.00
Vision Bank	9,634,454	8.95	4,305,991	4.00	6,458,987	6.00

Tier 1 Leverage Capital (to Average Assets)
Consolidated	10,219,217	8.34	4,900,873	4.00	6,126,091	5.00
Vision Bank	9,634,454	7.91	4,873,529	4.00	6,091,911	5.00

Comparison of Results of Operations for the Three Months Ended
September 30, 2002 and September 30, 2001

Summary

         The Company recorded consolidated net income after tax for the quarter ended September 30, 2002 of $77,000, a $184,000 or 172.0% increase compared to last year’s third quarter loss of $107,000. This consolidated net income for the third quarter of 2002 consisted of net income of $189,000 for Vision Bank and net loss of $112,000 for Vision Bancshares, Inc. Consolidated basic and diluted net income per share was $0.07 for the three months ended September 30, 2002. Consolidated basic and diluted net loss per share was $0.13 for the three months ended September 30, 2001. The increase in the Company’s net income was primarily due to the general growth of the Company during 2001 and 2002.

Net Interest Income

         Net interest income, the difference between the interest revenues on interest-bearing assets and the cost of interest-bearing liabilities, is the largest component of the Company’s revenues. Interest income increased by $463,000 or 27.5% to $2,144,000 for the three months ended September 30, 2002 from $1,681,000 for the three months ended September 30, 2001. Interest and fee income on loans increased $443,000 or 29.4% partially due to an increase of 87.3% in the average loan portfolio balance to $99,205,000 for the three months ended September 30, 2002 from $52,979,000 for the comparable period in 2001. Interest income on investment securities increased $48,000 or 33.1% due to an increase in the average securities portfolio balance of $4,814,000.

         Interest expense on deposit accounts increased $33,000 or 4.0% to $853,000 for the three months ended September 30, 2002 from $820,000 for the three months ended September 30, 2001. Interest expense on deposits increased due to the growth of $56,000,000, or 134.6%, in the average balance outstanding of interest bearing deposit liabilities. Interest expense on federal funds purchased was $0 for the three months ended September 30, 2002 and 2001.

         As a result of these changes, net interest income, before provision for loan losses, increased $429,000, or 49.8%, in the three months ended September 30, 2002, compared to the same period of 2001.

Provision for Loan Losses

         The provision for loan losses is charged to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. The provisions for loan losses were approximately $78,000 and $120,000 during the three months ended September 30, 2002 and 2001, respectively. This represented a decrease of $42,000 or 35.0%. Net charge-offs (charged-off loans less recoveries) were $30,000 during the three months ended September 30, 2002 compared to $0 for the same period of 2001.

Non-interest Income

         Non-interest income for the three months ended September 30, 2002 was $272,000, compared to $175,000 for the same period of 2001. This increase of $97,000 was primarily due to an increase of $45,000 in service charges on deposit accounts and an increase of $52,000 in origination and rate premiums on mortgage loans sold in the secondary market and in other non-interest income.

Non-interest Expenses

         Non-interest expenses for the three months ended September 30, 2002 were $1,373,000, reflecting a $310,000, or 29.2%, increase over $1,063,000 for the same period of 2001. The increases were mainly in organizational expense, salaries and employee benefits, and occupancy expense. These increases were primarily due to the growth and expansion activities of Vision Bank during this period and the organization activity for the proposed federal thrift in Panama City, Florida.

Income Taxes

         The income tax provision for the three months ended September 30, 2002 was $35,000 (an effective rate of 31.3%) compared to a tax benefit of $40,000 for the comparable 2001 period (an effective rate of 27.2%). The income tax provision was due to net income before taxes. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.

Comparison of Results of Operations for the Nine Months Ended
September 30, 2002 and September 30, 2001

Summary

         The Company recorded consolidated net operating income after tax for the nine months ended September 30, 2002 of $75,000, a $386,000, or 124.1% increase compared to last year’s first nine months loss of $311,000. This consolidated net income for the first nine months of 2002 consisted of net income of $368,000 for Vision Bank and net loss of $293,000 for Vision Bancshares, Inc. Consolidated basic and diluted net income per share was $0.07 for the nine months ended September 30, 2002. Consolidated basic and diluted net loss per share was $0.37 for the nine months ended September 30, 2001. The increase in the Company’s net income was primarily due to the general growth of the earning assets of the Company during 2001 and 2002.

Net Interest Income

         Net interest income, the difference between the interest revenues on interest-bearing assets and the cost of interest-bearing liabilities, is the largest component of the Company’s revenues. Interest income increase by $1,710,000 or 39.2% to $6,071,000 for the nine months ended September 30, 2002 from $4,361,000 for the nine months ended September 30, 2001. Interest and fee income on loans increased $1,620,000 or 42.3% partially due to an increase of 71.7% in the average loan portfolio balance to $90,791,000 for the nine months ended September 30, 2002 from $52,881,000 for the comparable period in 2001. Interest income on investment securities increased $193,000 or 50.1%. This was due to additional interest income of approximately $31,000 on a callable bond that was called during the month of June and a $5,830,000 or 78.7% increase in the average securities portfolio balance outstanding to $13,239,000 for the first nine months of 2002 compared to $7,409,000 for the same period of 2001.

         Interest expense on deposit accounts increased $299,000 or 13.9% to $2,449,000 for the nine months ended September 30, 2002 from $2,150,000 for the nine months ended September 30, 2001. Interest expense on deposits increased due to the growth of $39,000,000, or 31.7%, in the average balances outstanding of interest bearing deposit liabilities. Interest expense on federal funds purchased was $0 and $6,000 for the nine months ended September 30, 2002 and 2001, respectively.

         As a result of these changes, net interest income, before provision for loan losses, increased $1,416,000 or 64.2%, to $3,621,000 for the nine months ended September 30, 2002, from $2,205,000 for the same period of 2001.

Provision for Loan Losses

         The provision for loan losses is charged to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. The provisions for loan losses were $380,000 and $448,000 during the nine months ended September 30, 2002 and 2001, respectively. This represented a decrease of $68,000 or 15.2%. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. Management believes the balance in the allowance for loan losses of $1,283,000 at September 30, 2002 is adequate. Net charge-offs (charged-off loans less recoveries) were $110,000 during the nine months ended September 30, 2002 compared to $1,000 for the same period of 2001.

Non-interest Income

         Non-interest income for the nine months ended September 30, 2002 was $763,000, compared to $382,000 for the same period of 2001. This increase of $381,000 was primarily due to an increase of $167,000 in service charges on deposit accounts and an increase of $178,000 in origination and rate premiums on mortgage loans sold in the secondary market.

Non-interest Expenses

         Non-interest expenses for the nine months ended September 30, 2002 were $3,888,000, reflecting a $1,279,000, or 49.0%, increase over $2,609,000 for the same period of 2001. All non-interest expense categories reflected increases, with the exception of printing and office supplies and advertising expense, which reflected a 23.1% and 28.4% decrease respectively. The main components of non-interest expense showing increases during the nine months of 2002 compared to the same period of 2001 were as follows: organization expense increased $333,000, salaries and employee benefits increased $673,000, occupancy expense increased $138,000, and professional fees increased $50,000. These increases were primarily due to the growth and expansion activity experienced by Vision Bank during this period and the organization activity for the proposed federal thrift in Panama City, Florida.

Income Taxes

         The income tax provision for the nine months ended September 30, 2002 was $41,000 (an effective rate of 35.3%) compared to a tax benefit of $159,000 for the comparable 2001 period (an effective rate of 33.8%). The income tax benefit for 2001 was due to net losses before taxes. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.

Item 3. Controls and Procedures

         Within 90 days of the filing of this report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, J. Daniel Sizemore, and the Chief Financial Officer, William E. Blackmon, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, Messrs. Sizemore and Blackmon have concluded that the Company’s disclosure controls procedures are functioning effectively to provide reasonable assurance that the Company is meeting its disclosure obligations. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls since the date of Messrs. Sizemore’s and Blackmon’s most recent review of the Company ’s internal control systems. The design of any system of internal controls and procedures is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 2.	Changes in Securities

During the first nine months of 2002, Vision Bancshares’ Employee Stock Purchase Plan issued 1,545 shares of common stock at 85% of the price of the shares on the date such shares were subscribed. Under the Employee Stock Purchase Plan, 450 shares were issued at a price of $8.50 per share (85% of $10.00) and 1,095 shares were issued at a price of $12.75 per share (85% of $15.00). Sales pursuant to the Employee Stock Purchase Plan have been made in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933 and pursuant to SEC Rule 701.

Item 5.	Other Information

Business

On March 22, 2002, Articles of Incorporation were filed with the Alabama Secretary of State to incorporate Vision Bancshares Financial Group, Inc. as a wholly owned insurance subsidiary of Vision Bank, the wholly owned bank subsidiary of Vision Bancshares, Inc. On April 2, 2002, an application was filed with the Alabama Department of Insurance to qualify Vision Bancshares Financial Group, Inc. as an insurance agency. Vision Bancshares Financial Group, Inc. received the appropriate approval from the Alabama Department of Insurance on May 22, 2002. Vision Bancshares Financial Group, Inc. commenced business on August 1, 2002.

On April 16, 2002, Vision Bancshares, Inc. filed an application with the Office of Thrift Supervision (OTS) seeking permission to organize a federal savings bank chartered by the OTS. The main office for the proposed federal savings bank will be located in Panama City, Florida. The proposed federal savings bank will serve as a depository of funds and as a lender of credit for homes and other goods and services principally to customers in Panama City, Florida and the Florida panhandle. As of September 30, 2002, the Company’s application with the OTS was pending approval.

Item 6.	Exhibits and Reports

(a)  The following exhibits are filed as part of this report.

Exhibit Number	Description of Exhibit

99.1	Certification by the Chief Executive Officer, dated November 8, 2002, of the Company’s September 30, 2002 Financial Statements.

99.2	Certification by the Chief Financial Officer, dated November 8, 2002, of the Company’s September 30, 2002 Financial Statements.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K for the three months ended September 30, 2002.

SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vision Bancshares, Inc.
By:	/s/ J. DANIEL SIZEMORE

J. Daniel Sizemore, Chairman, Chief Executive Officer and President

Date: November 8, 2002

By:	/s/ WILLIAM E. BLACKMON

William E. Blackmon, Chief Financial Officer and Chief Accounting Officer

Date: November 8, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
FOR QUARTERLY REPORT ON FORM 10-QSB

I, J. Daniel Sizemore, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of Vision Bancshares, Inc.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002
	By:	/s/ J. DANIEL SIZEMORE

J. Daniel Sizemore, Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
FOR QUARTERLY REPORT ON FORM 10-QSB

I, William E. Blackmon, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of Vision Bancshares, Inc.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002
	By:	/s/ WILLIAM E. BLACKMON

William E. Blackmon, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

99.1	Certification by the Chief Executive Officer, dated November 8, 2002, of the Company’s September 30, 2002 Financial Statements.

99.2	Certification by the Chief Financial Officer, dated November 8, 2002, of the Company’s September 30, 2002 Financial Statements.