Form 10KSB
period 2002-12-31
VISION BANCSHARES INC
filed 2003-03-27
CIK 1095861

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒            Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

☐            Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

333-88073
(Commission file number)

VISION BANCSHARES, INC.

(Name of small business issuer in its charter)

Alabama (State of incorporation)	63-1230752 (I.R.S. Employer Identification No.)

2201 West 1st Street
Gulf Shores, Alabama, 36542
(251) 967-4212
(Address, Zip Code and telephone number of principal executive offices)

Securities to be registered under Section 12(g) of the Act: NONE.

Securities to be registered under Section 12(g) of the Act: NONE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year. $9,476,830

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $14,005,305

Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,884,586 shares outstanding as of March 15, 2003

Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1
DESCRIPTION OF BUSINESS.

General

Vision Bancshares, Inc. (“Vision Bancshares” or the “Company”) was organized as an Alabama corporation on July 16, 1999 and is a bank holding company under the Bank Holding Act of 1956, as amended.

Vision Bancshares does not have any significant operations and serves primarily as the parent company for Vision Bank and Vision Bank, FSB. Under the Bank Holding Company Act of 1956, as amended, Vision Bancshares, as a bank holding company, may engage in certain bank related businesses that Vision Bank and Vision Bank, FSB may not conduct, although Vision Bancshares has no present plans for such activities.

Vision Bank is a state banking corporation organized under the laws of the State of Alabama. Vision Bank provides general retail and commercial banking services principally to customers in Baldwin County, Alabama through its locations in Gulf Shores, Orange Beach, Point Clear and Foley. Vision Bank does not provide trust or fiduciary services, but may do so in the future. Vision Bank opened for business on March 29, 2000.

In February 2003, Vision Bank filed an application with the State Banking Department seeking permission to establish a branch in Fairhope, Alabama. An application was also filed with the Federal Deposit Insurance Corporation as a part of this approval process. As of the date of this filing, both applications were still pending approval .

In March 2002, Articles of Incorporation were filed with the Alabama Secretary of State to incorporate Vision Bancshares Financial Group, Inc. as a wholly owned insurance subsidiary of Vision Bank, the wholly owned bank subsidiary of Vision Bancshares, Inc. In April 2002, an application was filed with the Alabama Department of Insurance to qualify Vision Bancshares Financial Group, Inc. as an insurance agency. Vision Bancshares Financial Group, Inc. received the appropriate approval from the Alabama Department of Insurance in May 2002. Vision Bancshares Financial Group, Inc. commenced business on August 1, 2002.

In April 2002, Vision Bancshares, Inc. filed an application with the Office of Thrift Supervision (OTS) seeking permission to organize Vision Bank, FSB a federal savings bank chartered by the OTS. The main office for the federal savings bank will be located in Panama City, Florida. The federal savings bank will serve as a depository of funds and as a lender of credit for homes and other goods and services principally to customers in Panama City and Panama City Beach, Florida and the Florida panhandle. As of December 30, 2002, the Company had received all necessary approvals to open the federal saving bank. Vision Bank, FSB began operations on January 22, 2003.

Vision Bancshares and its subsidiaries have 69 full-time employees and 3 part-time employees.

Risks in Industry

The banking business involves risks over which management has little, if any, direct control. Some of these risks include:

•         Loan Losses - Making loans involves the risk that loans will not be repaid by the borrower. Vision Bank will reserve for potential loan losses, but there is no precise method of predicting loan losses and reserves could be insufficient to absorb losses.

•         Changes in Interest Rates - Changes in interest rates, especially increasing rates, can have a negative impact on profitability, especially if loans made at lower rates are long-term loans.

•         Asset/Liability Management - Vision Bank’s profitability can be affected by the spread between its interest income and interest expense. If interest expense is greater than interest income, or if interest expense increases at a rate higher than interest income, profitability could be affected negatively.

Competition

Because Vision Bank is significantly smaller than the majority of our competitors, it may lack the financial and technological resources to compete successfully. Banking is a highly competitive business. Vision Bank competes for customers and employees with banks that are more established as well as with other financial and depository institutions. This is also true for Vision Bank, FSB. Many of these institutions have much greater financial resources and experience. The banking business is becoming more dependent on technology, and many customers of banks are utilizing new ways to conduct their banking business such as through the use of personal computers and the Internet. This technology is enabling financial institutions to reach potential customers in geographic areas and in ways not previously served by these institutions. In addition, legislation recently passed by Congress will permit banks and bank holding companies to acquire and operate securities firms, insurance companies, and other businesses in the financial services industry. This legislation may be particularly helpful to larger banks.

Regulations

Regulatory requirements may impose additional costs on Vision Bank and adversely affect profitability. State and federal banking laws have a material effect on the business and operations of Vision Bancshares, Vision Bank and Vision Bank, FSB. The operation of Vision Bancshares, Vision Bank and Vision Bank, FSB are at all times subject to these laws, regulations and procedures. The purpose of those laws is to protect the financial stability of the banking system and consumer and commercial confidence in that system and is not to protect investors. Vision Bancshares is required to comply with all such laws, regulations and procedures.

Vision Bancshares is a bank holding company registered with, and subject to supervision by, the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (the “BHC Act”). The Federal Reserve Board may examine Vision Bancshares and Vision Bank.

Vision Bank is a state bank organized under the laws of the State of Alabama and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount permitted by law. Vision Bank is subject to regulation, supervision and regular examination by the Superintendent of the Alabama State Banking Department and the FDIC. Federal and state banking laws and regulations regulate, among other things, the scope of the banking business conducted by Vision Bank, its loans and investments, reserves against deposits, mergers and acquisitions, borrowings, dividends, minimum capital requirements, and the locations of branch offices and certain facilities.

Under the Alabama Banking Code, a state bank may not declare or pay a dividend in excess of 90% of the net earnings of such bank until the surplus of the bank is equal to at least 20% of its capital, and thereafter the prior written approval of the Superintendent is required if the total of all dividends declared by the bank in any calendar year exceeds the total of its net earnings for that year combined with its retained net earnings for the preceding two years less any required transfers to surplus. No dividends, withdrawals or transfers may be made from the Bank?s surplus without prior written approval of the Superintendent. As a newly organized bank, Vision Bank may not pay dividends during its first three years of operation without the prior approval of the Superintendent and the FDIC.

Vision Bank, FSB is organized as a federal savings bank chartered by the Office of Thrift Supervision (“OTS”). Vision Bank, FSB is subject to regulation, supervision and regular examination by the OTS and the FDIC. The Federal banking laws and regulations regulate, among other things, the scope of the banking business conducted by Vision Bank, FSB, its loans and investments, reserves against deposits, mergers and acquisitions, borrowings, dividends, minimum capital requirements, and the locations of branch offices and certain facilities.

Vision Bank, FSB is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings banks are governed by the Home Owners’ Loan Act, as amended (“HOLA”) and, in certain respects, the Federal Deposit Insurance Act (“FDIA”) and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the relationship of Vision Bank, FSB with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of its mortgage documents. Vision Bank, FSB is required to file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review Vision Bank, FSB’s compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on Vision Bank, FSB and its operations.

ITEM 2
DESCRIPTION OF PROPERTY.

Vision Bank’s primary location is 2201 West 1st Street, Gulf Shores, Alabama 36542 with branches at 25051 Canal Road, Orange Beach, Alabama 36561, 17009 Scenic Highway 98, Point Clear, Alabama 36564-9998 and 669 South McKenzie Street, Foley, Alabama 36535-1817. Its phone number is (334) 967-4212. The mailing address for Vision Bank is P.O. Box 1248, Gulf Shores, Alabama 36547. Vision Bancshares is also located at this address.

Vision Bank leases a building, consisting of two stories and approximately 9,600 square feet, located at 2201 West 1st Street in Gulf Shores, Alabama for its main office. The building is owned by Gulf Shores Investment Group, LLC, an entity owned by certain directors of Vision Bancshares, and leased to Vision Bank. The site is located in the downtown area of the city, with a residential area behind Vision Bank. Downtown Gulf Shores is a civic area approximately two miles south is the beach, located on the Gulf of Mexico. Two strip shopping centers are within ? miles of downtown. Highway 59 near the bank site offers access to and from the downtown district. Surrounding the bank office building are other large and small office buildings. The location is convenient to both residential areas and businesses.

Vision Bank operates a branch located at 25051 Canal Street in Orange Beach, Alabama, 36561, approximately 10 miles east of Gulf Shores. The branch operates from the first floor of a two-story building consisting of approximately 7,000 square feet, owned by Gulf Shores Investment Group, LLC, an entity owned by certain directors of Vision Bancshares, and leased to Vision Bank. The Operations and Accounting departments of Vision Bank occupy the second floor of this building. The property is flanked by small businesses and is located near a prime traffic conduit. The variety of the surrounding businesses will encourage use at diverse hours. The Orange Beach site is located next to a retail center, adjacent to a governmental authority and less than one block from Columbia Southern University.

Vision Bank operates a branch in Point Clear, Alabama. The branch operates out of the old Point Clear Post Office at 17009 Scenic Highway 98, in Point Clear, Alabama 36564-9998. The building is approximately 1,200 square feet. In November 2000, Vision Bank entered into a lease agreement, as tenant, with independent third parties, pursuant to which Vision Bank leased the real property on which its Point Clear Branch is located. The neighborhood surrounding the branch includes a United States Post Office, The Grand Hotel, restaurants, antique shops, small retail businesses, and real estate sales offices. Within a one mile radius of the location are primarily single-family dwellings and of low density residential use. Point Clear is best described as a resort and retirement community with the branch located in the small business and service district of the community.

In May 2002, Vision Bank relocated its Foley branch to 669 South McKenzie, Foley, Alabama 36535. This relocation was due to the expiration of the lease agreement on the former Foley, Alabama branch facilities. In May 2002, Vision Bank entered into a lease agreement, as tenant, with Magnolia Land Company, Inc., an Alabama corporation unaffiliated with the Company, pursuant to which Vision Bank leased the new premises for its Foley branch. This facility consists of approximately 1,600 square feet of commercial space situated in a strip shopping center. This property is flanked by small retail businesses and is located on Highway 59, a prime traffic conduit. The location is convenient to both residential areas and businesses.

In September 2002, the Company entered into an arrangement, as tenant, with The Shopes At Edgewater, an independent third party, pursuant to which the Company leased commercial office space located at 559 Beckrich Road, Panama City Beach, Florida 32407. Vision Bank, FSB currently leases approximately 1,000 square feet at this location to house its operations, accounting and compliance departments.

In December 2002, the Company entered into a ground lease agreement, as tenant, with Rayford Lloyd, an independent third party, pursuant to which the Company leased the real property on which the temporary main office of Vision Bank, FSB is located. Vision Bank, FSB assumed this ground lease upon opening for business.

Vision Bank, FSB, which opened for business on January 22, 2003, operates it main office in Panama City, Florida. The temporary main office of Vision Bank, FSB is located in a modular unit at 2120 Harrison Avenue, Panama City, Florida 32405. The facility is approximately 1,450 square feet. In October 2002, the Company entered into a lease agreement, as tenant, with T & K Leasing, an independent third party, pursuant to which the Company leased the modular units in which the temporary main office of Vision Bank, FSB is located. Vision Bank, FSB assumed this lease for the modular unit upon opening for business. The property surrounding the temporary facility includes small retail businesses and some low-density residential property. Harrison Avenue is a main connector to the downtown business district of Panama City. Approximately two blocks north of the temporary main office is 23rd Avenue, a prime traffic conduit populated with several retail strip centers.

Vision Bank, FSB, also operates a branch office in Panama City Beach, Florida. The temporary branch office of Vision Bank, FSB is located in a modular unit at 16911 Panama City Beach Parkway (US Highway 98), Panama City Beach, Florida 32413. The branch facility is approximately 1,450 square feet. In October 2002, the Company entered into a lease agreement, as tenant, with T & K Leasing, an independent third party, pursuant to which the Company leased the modular unit in which the temporary branch office of Vision Bank, FSB is located. Vision Bank, FSB assumed this lease for the modular unit upon opening for business. The property surrounding the temporary facility includes both small retail businesses and low-density residential property. Panama City Beach Parkway (Alternate US Highway 98) is a major artery running parallel to the Gulf Coast through the panhandle of Florida. One block west of the branch is state road 79, another main conduit bringing tourists to the area. The location is convenient to both residential areas and businesses.

Management insures and will continue to insure its properties adequately.

ITEM 3
LEGAL PROCEEDINGS.

Not Applicable.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

ITEM 5
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Marketability of Securities

As of December 31, 2002, Vision Bancshares had approximately 400 shareholders of record. As of March 15, 2003, the Company had approximately 650 shareholders of record.

Through year-end 2002, there was no public trading market or public price quotation for the Company’s common stock. In January 2003, The Seawell Group/Morgan-Keegan and others began making a market in Vision Bancshares common stock. The Company’s common stock is traded on the Over the Counter (“OTC”) Bulletin Board under the symbol “VBAL.” This arrangement provides a public trading market, public price quotations of the shares, and, thus, an opportunity for shareholders to resell shares of Vision Bancshares common stock. Several stock transactions have occurred since January 23, 2003 at prices ranging from a low of $15.00 per share to a high of $16.00 per share. The OTC market quotations in the previous sentence reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Vision Bancshares raised capital through public offerings in 2000 and 2001. Both offerings were closed upon being fully subscribed. In a public offering that closed December 31, 2002, the Company received subscriptions for 840,931 shares of common stock at a price of $15.00 per share. Of the total shares subscribed, funding was received by year-end 2002 for 774,448 shares raising approximately $11,309,000, after expenses of the offering.

Vision Bancshares has 187,500 shares of common stock currently subject to options under its stock option plans and an additional 262,500 shares of common stock that Vision Bancshares may grant as options under its stock option plans. Under its Employee Stock Purchase Plan, 1,955 shares have been purchased. These shares, as well as shares issued pursuant to option exercises, could be resold under SEC Rule 144. No holders of shares of common stock or options have the right to require that Vision Bancshares undertake the registration of their shares or to include their shares in any registration statement undertaken by Vision Bancshares.

Dividend Policy

It is not likely in the near future that Vision Bancshares will generate sufficient profit to justify or allow it to pay dividends. Vision Bancshares will rely on the payment of dividends to it by Vision Bank and Vision Bank, FSB in order to provide funds for the payment of dividends by it to its shareholders. In no event during the first three years of operations may any dividends be declared or paid by Vision Bank without the approval of the Alabama Banking Department and the Federal Deposit Insurance Corporation or by Vision Bank, FSB without the approval of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. In addition, banking regulations restrict the payment of dividends under certain circumstances. Future dividend policy of Vision Bancshares will be subject therefore not only to banking regulations, but to the discretion of the directors, and will be contingent on the financial condition and capital requirements of Vision Bank and Vision Bank, FSB, general business conditions and other factors. Vision Bancshares has not paid any dividends and does not expect cash dividends to be paid during at least the first three years of operation.

ITEM 6
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The purpose of this discussion is to focus on the significant changes in the financial condition and results of operations of the Company and its subsidiaries during 2000, 2001, and 2002. This discussion and analysis is intended to supplement and highlight information contained in the Company’s consolidated financial statement and related notes and the selected financial data presented elsewhere in this Report.

The following discussion as well as all statements in this Form 10-KSB includes “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as “anticipate,” “estimate,” “expect,” “may” and “should.” We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions and government fiscal and monetary policies, changes in prevailing interest rates and effectiveness of the Company’s interest rate strategies, laws, regulations and regulatory authorities affecting financial institutions, changes in and effectiveness of the Company’s operating or expansion strategies, geographic concentration of the Company’s assets and operations, competition from other financial services companies, unexpected financial results or outcomes of legal proceedings, and other risks detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.

Summary

The Company was organized in July 1999 and Vision Bank, the Company’s wholly owned bank subsidiary, began operations in March 2000. During 2002 and 2001, Vision Bank was in operation for a full twelve months, while as of December 31, 2000, Vision Bank had been in operation for approximately nine months.

The Company’s net income of approximately $91,000 for 2002 represented a 123.7% increase from 2001’s net loss of approximately $384,000, which was a 6.3% decline from net loss of approximately $410,000 for 2000. When stated as changes in basic earnings per share, the 2002 basic earnings per share of $0.09 represented a 120.5% increase from the 2001 basic loss per share of $0.44, which was a 31.3% decrease from the 2000 basic loss per share of $0.64. The average number of shares outstanding increased 19.7% during 2002, due to the issuance of additional 776,053 shares of common stock, while the average number of shares outstanding increased 36.6% during 2001, due to the issuance of an additional 203,963 shares of common stock.

In 2000, 2001 and 2002, the Company raised capital through the sale of shares of its common stock. All offerings were closed upon being fully subscribed. The Company sold to the public, in the first quarter of 2000, 839,217 newly issued shares of common stock at a price of $10.00 per share raising approximately $8,268,000 after expenses of the offering. In the fourth quarter of 2001, the Company sold to the public 203,613 newly issued shares of common stock at a price of $15.00 per share raising approximately $2,976,000 after expenses of the offering. In a public offering that closed December 31, 2002, the Company received subscriptions for 840,931 shares of common stock at a price of $15.00 per share. Of the total shares subscribed, funding was received by year-end 2002 for 774,448 shares raising approximately $11,309,000, after expenses of the offering.

Earning Assets

The Company’s average earning assets in 2002 increased 56.9% over that for 2001, primarily as a result of increases in the loan portfolio. Average earnings assets accounted for 95.8% of the Company’s average total assets for 2002. In 2001, average earning assets represented 96.1% of the Company’s average total assets for 2001.

The Company’s mix of average earning assets changed slightly during 2002, compared to 2001. Average loans, net of unearned income, represented 83.8% and 81.5% of average earning assets during 2002 and 2001, respectively. Average investment securities represented 12.0% and 11.9% of average earning assets in 2002 and in 2001, respectively . Average interest bearing deposits with other banks and federal funds sold represented 4.2% of average earning assets in 2002, compared to 6.5% in 2001. The increased volume in earning assets contributed to the higher net interest income reported by the Company during these two periods.

Total loans, net of unearned income, increased approximately $30,682,000, or 39.2%, to $108,877,000 at December 31, 2002 from $78,195,000 at December 31, 2001. The prior year total was up 138.2%, or $45,372,000, from the end of 2000. Increases were experienced in all loan categories. Commercial, financial and agricultural loans increased approximately $16,367,000, or 44.2%, to $53,388,000 at December 31, 2002 from $37,021,000 at December 31, 2001. Commercial, financial and agricultural loans represented 49.0% and 47.3% of outstanding loans at December 31, 2002 and 2001, respectively. Real estate-construction loans were approximately $11,726,000 at December 31, 2002 compared to $7,446,000 at December 31, 2001, representing an increase of approximately $4,280,000, or 57.5%.

Real estate-construction loans represented 10.8% of total outstanding loans at December 31, 2002 and 9.5% of total outstanding loans at December 31, 2001. Real estate-mortgage loans increased approximately $9,234,000, or 35.8%, to $35,037,000 at December 31, 2002, compared to $25,803,000 at December 31, 2001. Real estate-mortgage loans represented 32.2% and 33.0% of total outstanding loans at December 31, 2002 and 2001, respectively. Consumer loans were approximately $8,726,000 at December 31, 2002 compared to $7,925,000 at December 31, 2001, representing an increase of $801,000, or 10.1%.

The following table shows the classification of loans by major category at December 31, 2002, 2001 and 2000, respectively. There were no loans in 1999 as the Company was organizing at such time.

Loan Portfolio

	December 31,

	2002		2001		2000

	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total

	(Dollars in thousands)

Commercial, financial agricultural	$53,388	49.0%	$37,021	47.3%	$14,892	45.4%
Real estate - construction	11,726	10.8%	7,446	9.5%	824	2.5%
Real estate - mortgage	35,037	32.2%	25,803	33.0%	13,231	40.3%
Consumer	8,726	8.0%	7,925	10.1%	3,676	11.8%

	108,877	100.0%	78,195	100.0%	32,823	100.0%

Allowance for loan losses	1,390		1,013		396

Net loans	$107,487		$77,182		$32,427

The following table provides maturities of certain loan classifications and an analysis of these loans maturing in over one year as of December 31, 2002.

Selected Loan Maturity and Interest Rate Sensitivity

	December 31, 2002

	Maturity				Rated structure for loans maturing over one year

	One year or less	Over one year through five years	Over five years	Total	Fixed interest rate	Floating or adjustable rate

	(in thousands)
Commercial, financial and agricultural	$20,540	$29,843	$3,005	$53,388	$15,442	$17,406

Real estate - construction	10,937	789	—	11,726	393	396

	$31,477	$30,632	$3,005	$65,114	$15,835	$17,802

Investment Portfolio

The composition of the Company’s investment securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company’s investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company’s interest rate position while at the same time producing adequate levels of interest income. The Company’s entire portfolio is classified as available for sale to appropriately reflect the nature of the Company’s holdings that are available for sale should liquidity needs dictate. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk.

During 2002, there were gross sales of $5,402,000 in investment securities compared to no sales during 2001 and 2000. Calls and paydowns were approximately $4,898,000, representing 36.1% of the average portfolio for year 2002. Maturities, calls and paydowns totaled approximately $2,988,000 and $62,000 in 2001 and 2000, respectively. At December 31, 2002, gross unrealized gains in the portfolio were approximately $182,000, compared to $118,000 at December 31, 2001. There were no gross unrealized losses at December 31, 2002, compared to $132,000 at December 31, 2001. These fluctuations in the gross unrealized gains and losses in the Company’s investment portfolio resulted primarily from the reaction of the investment securities to changes in market interest rates.

Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Company’s mortgage-backed securities portfolio as of December 31, 2002 and 2001 contained no interest-only strips and the amount of unamortized premium on mortgage-backed securities at December 31, 2002 was $203,758, compared to $10,464 at December 31, 2001. The recoverability of the Company’s investment in mortgage-backed securities is reviewed periodically by management, and if necessary, appropriate adjustments would be made to income for impaired values.

The carrying amount of investment securities at the end of each of the last three years are set forth in the following table.

Investment Portfolio
	2002	2001	2000

	(Dollars in thousands)
U.S. government and agency securities	—	2,135	4,051

Mortgage-backed securities	11,813	9,807	2,459

State and municipal securities	—	—	—

Equity securities	366	366	85

	$12,179	$12,308	$6,595

Average investment securities were approximately $13,550,000 at December 31, 2002 and $8,620,000 at December 31, 2001, representing an increase of 57.2%. The prior year total was up 280.1%, or $6,352,000, from the end of 2000. Total investment securities decreased approximately $129,000, or 1.0%, to $12,179,000 at December 31, 2002, compared to $12,308,000 at December 31, 2001. During 2002 and 2001, the Company did not have any non-taxable investment securities. At December 31, 2002, U.S. government and agency securities represented 0% of the total investment securities portfolio compared to 17.4% at year-end 2001.

The maturities and weighted average yields of the investments in the year-end 2002 portfolio of investment securities are presented below. No taxable equivalent adjustments (using a 34% tax rate) are required because the Company had no tax-exempt obligations during 2002 and 2001. The average maturity of the investment portfolio was 8.5 years at year-end 2002 compared to 12.8 years at year-end 2001 with an average yield of 5.30% and 6.06% at December 31, 2002 and 2001, respectively. Mortgage-backed securities have been included in the maturity table based upon the guaranteed payoff date of each security.

Investment Portolio Maturity Schedule

	December 31, 2001

	Maturing

	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities-All Available for Sale:	(Dollars in Thousands)

U. S. Treasury	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
U.S. Government agencies	—	0.00%	4,722	3.95%	3,866	4.66%	3,225	5.09%
Mortgage-backed securities	—	0.00%	—	0.00%	—	5.36%	—	5.88%
State and Municipal securities	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Equity securities	—	0.00%	—	0.00%	—	0.00%	366	0.00%

Total	$—	0.00%	$4,722	3.95%	$3,866	4.66%	$3,591	4.04%

Average Federal Funds sold increased approximately $75,000 or 1.6% to $4,795,000 at December 31, 2002 from $4,720,000 at December 31, 2001. The prior year average was down 32.8%, or $2,301,000, from the end of 2000. These fluctuations resulted from ordinary increases and decreases in loan demand and the level of deposit balances as well as the short-term reinvestment of funds associated with restructuring of the Company’s investment securities portfolio. As a percentage of average earning assets, these funds represented 4.2% for 2002, compared to 6.5% for 2001.

Interest-bearing deposits with other banks accounted for 9.6% of the Company’s average earning assets during 2000. The Company did not have any interest-bearing deposits with other banks during 2002 and 2001.

There has been no significant impact on the Company’s financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

Deposits

Vision Bank’s primary source of funds is its deposits. Continued enhancement of existing products, emphasis upon better customer service and expansion into new market areas have fueled the growth in Vision Bank’s deposit base. Emphasis has been placed upon attracting consumer deposits. It is the Company’s intent to expand its consumer base in order to continue to fund asset growth.

At December 31, 2002, the Company’s total deposits were approximately $117,548,000, an increase of $30,478,000, or 35.0%, compared to total deposits of $87,070,000 at December 31, 2001. This significant increase in total deposits resulted as the Company placed emphasis on new business development and offered competitive rates to attract new deposits in 2002 and 2001, coupled with Vision Bank’s expansion of two new offices in Point Clear, Alabama and Foley, Alabama in 2001. Noninterest-bearing demand deposits increased approximately $6,404,000, or 95.1%, to 13,138,000 at December 31, 2002, compared to $6,734,000 at December 31 2001. Interest-bearing demand deposits were approximately $9,686,000 and $8,409,000 at December 31, 2002 and 2001, respectively. This represents an increase of $1,277,000, or 15.2% during 2002. The savings account category, which includes money market deposit accounts, increased approximately $15,983,000, or 57.8%, to $43,635,000 at December 31, 2002 from $27,652,000 at December 31, 2001. Certificates of deposit less than $100,000 were approximately $25,716,000 at December 31, 2002, compared to $30,434,000 at December 31, 2001. This represents a decrease of $4,718,000, or 15.5%, during 2002. Certificates of deposit in denominations of $100,000 or more increased approximately $11,532,000, or 97.4%, to $23,374,000 at December 31, 2002 from $11,842,000 at December 31, 2001. During 2002, the Company did experience some shift in its deposit mix as most of the growth in 2002 was in the savings deposits, which include money market deposit accounts, and certificates of deposit categories. The Company had $2,000,000 in time deposit open accounts at December 31, 2002 and 2001.

The following table presents the average amounts outstanding and the average rates paid for each of the major classifications of deposits for the 12-month periods ending December 31, 2002 and 2001:

Average Deposit Balances and Rate Paid

	2002		2001

	Average balance	Average rate paid	Average balance	Average rate paid

	(Dollars in thousands)
Noninterest-bearing demand	$10,332	0.00%	$6,079	0.00%
Interest-bearing demand	9,177	1.59%	7,072	3.46%
Savings and Money Market Deposit accounts	42,402	2.63%	19,066	4.04%
Time	45,394	4.47%	34,542	5.68%

Total (1)	$107,305	3.40%	$66,759	4.91%

______________

     (1)    The rate paid on total average deposits represents the rate paid on total average interest-bearing deposits only.

During 2002, the Company’s average total deposits increased approximately $40,546,000, or 59.8%, to $107,305,000 at December 31, 2002 from $66,759,000 at December 31, 2001. Average noninterest-bearing demand deposits increased approximately $4,253,000, or 70.0%, to $10,332,000 at December 31, 2002, compared to $6,079,000 at December 31 2001. Average interest-bearing demand deposits were approximately $9,177,000 and $7,072,000 at December 31, 2002 and 2001, respectively. This represents an increase of $2,105,000, or 29.8 % during 2002. Average balances in the savings account category, which includes money market deposit accounts, increased approximately $23,336,000, or 122.4% to $42,402,000 at December 31, 2002 from $19,066,000 at December 31, 2001. Average time deposits were approximately $45,394,000 at December 31, 2002, compared to $34,542,000 at December 31, 2001. This represents an increase of $10,852,000, or 31.4%, during 2002.

The maturities of the time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 2002 are summarized in the table below.

Maturities of Large Time Deposit

	December 31, 2002

	Time Certificates of Deposit	Other Time Deposits	Total

	(in Thousands)

Three months or less	$701	$2,000	$2,701
Over three through six months	907	—	907
Over six through twelve months	2,558	—	2,558
Over twelve months	19,208	—	19,208

	$23,374	$2,000	$25,374

Borrowed Funds

Vision Bank has used borrowed funds on a limited basis as a source of funding asset growth in excess of deposit growth and for short-term liquidity needs. The mixture of borrowed funds and deposits as sources of funds depends on the relative availability and costs of those funds and Vision Bank’s need for funding.

Since it’s inception, the Company’s borrowed funds consisted primarily of short-term borrowings of federal funds purchased. Vision Bank had $4,250,000 at year-end 2002 in available lines to purchase federal funds, on an unsecured basis, from three of its correspondent banks. At December 31, 2002 and 2001, Vision Bank had no funds advanced against these lines. In addition, during 2002, Vision Bank, as a member of the Federal Home Loan Bank (FHLB) of Atlanta had access to various credit programs offered through FHLB. At December 31, 2002, the Bank’s credit availability was approximately $3,697,000. The Bank had no outstanding advances from FHLB at December 31, 2002.

The following table sets forth, for the periods indicated, certain information about the Company’s short-term borrowings:

Short-term Borrowings

	At December 31,

	Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Maximum Outstanding At Any Month-End

	(Dollars in thousands)
2002:
Federal funds purchased	$—	0.00%	$2	2.88%	$—
Other short term borrowings	—	0.00%	—	0.00%	—

Total	$—	0.00%	$2	2.88%	$—

2001:
Federal funds purchased	$—	0.00%	$140	2.15%	$750
Other short term borrowings	—	0.00%	—	0.00%	—

Total	$—	0.00%	$140	2.15%	$750

2000:
Federal funds purchased	$—	0.00%	$—	0.00%	$—
Other short term borrowings	—	0.00%	120	9.92%	—

Total	$—	0.00%	$120	9.92%	$—

The Company has not had any Long-Term debt since its inception.

Liquidity Management

Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of Vision Bank’s customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

The primary function of asset and liability management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can also meet the investment objectives of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both its customers’ needs and its shareholders’ objectives. In a banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis. Payment of dividends by the Company is at the discretion of the Company’s Board of Directors, and is dependent upon, among other things, the Company’s earnings, financial condition and capital ratios.

Proceeds from the sale of stock and dividends paid by Vision Bank and Vision Bank, FSB are the primary source of funds available to the Company for payment of operating expenses and dividends to its shareholders. The Board of Directors has not declared or paid a dividend during years 2002, 2001 and 2000. As new corporations, it is not likely that Vision Bancshares or its subsidiaries will achieve in their early years of operations a level of profitability that would justify or allow the payment of dividends. Vision Bancshares has not and will not likely generate any significant earnings on its own and will depend upon the payment of dividends by Vision Bank and Vision Bank, FSB, if it is to pay dividends on its common stock. It is expected that for at least the next year of operation for Vision Bank and Vision Bank, FSB, all earnings will be retained by Vision Bank and Vision Bank, FSB for the future needs of the bank. State and federal banking laws restrict the payment of dividends by banks, and in no event during the first three years of operations may dividends be declared by Vision Bank without the approval of the Alabama Banking Department and the Federal Deposit Insurance Corporation or by Vision Bank, FSB without approval of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales, maturities, calls and pay downs of investment securities. Real estate-construction, commercial, financial and agricultural loans that mature in one year or less totaled approximately $31,477,000, or 28.9% of loans, net of unearned income, at December 31, 2002, and investment securities maturing in one year or less totaled $0, or 0% of the investment portfolio, at December 31, 2002. Other sources of liquidity include cash on deposit with other banks and short-term investments such as federal funds sold.

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. Funds are also available through the purchase of federal funds from other commercial banks. As a member of FHLB of Atlanta, Vision Bank also has access to various credit programs to assist with liquidity needs. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable Company cash position.

Interest Rate Sensitivity and Market Risk

The Company’s net interest income, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. Interest rate sensitivity is a function of the repricing characteristics of the Company’s interest-earning assets and interest-bearing liabilities. Management monitors its interest rate risk exposure through the use of a Static Gap analysis and an Interest Rate Shock analysis.

The static gap analysis measures the amount of repricing risk embedded in the balance sheet at a specific point in time, by comparing the difference in the volume of interest-earning assets and interest-bearing liabilities that are subject to repricing within specific time periods. At December 31, 2002, the Company was asset sensitive, indicating that it had more interest-bearing assets than interest-earning liabilities repricing during the twelve months ending December 31, 2003. The cumulative static gap position of rate sensitive assets to rate sensitive liabilities at December 31, 2001 were: i) 184% at 30 days; ii) 183% at 90 days; iii) 185% at 180 days; and iv) 169% at 365 days.

The following table sets forth the Company’s maturity and repricing exposure at December 31, 2002 for the time frames presented:

	Three Months	Three Months to One Year	One Year To Three Years	Over Three Years	Total

	(Dollars In Thousands)

Earning Assets:
Interest-bearing deposits in banks	$14,113	—	—	—	$14,113
Investment securities	483	1,449	3,870	6,377	12,179
Loans	64,389	10,904	17,806	15,728	108,827

Total interest earning assets	78,985	12,353	21,676	22,105	135,119

Interest-bearing Liabilities:
Interest-bearing demand deposits (1)	—	—	—	21,354	21,354
Savings	37,866	—	—	15,179	53,045
Certificates of deposits	3,289	10,883	14,712	20,304	49,188
Time open deposit accounts	2,000		—	—	2,000

Total interest-bearing liabilities	$43,155	$10,883	$14,712	$56,837	$125,587

Interest rate sensitivity gap	$35,830	$1,470	$6,964	$(34,732)	$9,532

Cumulative interest rate sensitivity gap	$35,830	$37,300	$44,264	$9,532

The interest rate shock analysis measures the impact on the Company’s net interest income as a result of an immediate and sustained shift in interest rates. The movement in market rates are based on statistical regression analyses while management makes assumptions concerning balance sheet growth and the magnitude of interest rate movements for certain interest-earning assets and interest-bearing liabilities. Using actual maturity and repricing opportunities of the Company’s portfolio, in conjunction with management’s assumptions, a rate shock analysis is performed using a plus 200 basis points shift and a minus 200 basis points shift in interest rates. Based on the Company’s December 31, 2002 Asset/Liability Analysis, the Company’s net interest income would decline $532,000, or 9.16%, during the twelve months ending December 31, 2003, as a result of a 200 basis points decrease in the interest rate environment. A 200 basis points increase in interest rates would result in a $682,000, or 11.74%, increase in net interest income for the same period.

[The remainder of this page intentionally left blank]

The following table estimates the impact of shifts in interest rates on the Company’s net interest income for the 12 months ending December 31, 2003:

Rate Shock Analysis

	-200 Basis Points	Stable Rates	+200 Basis Points

	(Dollars in thousands)

Interest income	$8,256	$9,136	$10,827
Interest expense	2,977	3,325	4,334

Net interest income	$5,279	$5,811	$6,493

Dollar change from Level	(532)		682

Precentage change from level	-9.16%		11.74%

Changes in interest rates also have an impact on the value of the Company’s equity. Applying the same interest rate scenarios used in the Rate Shock Analysis, a measurement is made as to the impact of these changes on the economic value of the Company’s equity. At December 31, 2002 the Company’s net portfolio value (the difference between the market value of assets and liabilities) was 8.31% of total assets. This percentage declines to 7.86% in response to a 200 basis point rise in interest rates and increases to 8.97% under the 200 basis points decrease in interest rates. This slight volatility is typical when trying to reduce earnings at risk.

While movement of interest rates cannot be predicted with any certainty, management believes that the Company’s current interest rate sensitivity analysis fairly reflects its interest rate risk exposure during the twelve months ending December 31, 2003. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.

Capital Resources

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and shareholder confidence and provides a solid foundation for future growth of the organization. In 2000, 2001 and 2002, the Company raised capital through the sale of shares of its common stock. All offerings were closed upon being fully subscribed. The Company sold to the public, in the first quarter of 2000, 839,217 newly issued shares of common stock at a price of $10.00 per share raising approximately $8,268,094 after expenses of the offering. In the fourth quarter of 2001, the Company sold to the public 203,613 newly issued shares of common stock at a price of $15.00 per share raising approximately $2,976,034 after expenses of the offering. In a public offering that closed December 31, 2002, the Company received subscriptions for 840,931 shares of common stock at a price of $15.00 per share. Of the total shares subscribed, funding was received by year-end 2002 for 774,448 shares raising approximately $11,309,000, after expenses of the offering. The net proceeds from all offerings have been available for capital enhancement, growth and expansion of the Company and general corporate purposes.

Bank regulatory authorities have issued risk-based capital guidelines that take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company’s Tier I capital, amounted to approximately $21,545,000 at December 31, 2002 compared to approximately $10,127,000 at December 31, 2001. This increase in Tier I capital at December 31, 2002 resulted primarily from sale of stock during 2002. Tier II capital components include supplemental capital components, such as qualifying allowance for loan loss. Due to the increase in Vision Bank’s allowance for loan losses during 2002, the qualifying portion of the allowance included as a Tier II capital component resulted in an increase in Total Risk-based capital. Tier I capital plus the Tier II capital components are referred to as Total Risk-based capital, which was approximately $22,935,000 and $11,140,000 at year-end 2002 and 2001, respectively. The percentage ratios, as calculated under the guidelines, for Tier I and Total Risk-based capital were 18.85% and 20.07%, respectively, at December 31, 2002, compared to 12.39% and 13.63%, respectively, at year-end 2001. The increase in these ratios resulted from the stock offering to the public in 2002. The Company and Vision Bank were considered well capitalized at December 31, 2002, as both Tier I and Total Risk-based capital exceeded the regulatory minimum ratios of 6% and 10%, respectively. Applying the current guidelines to 2001, the Company and Vision Bank were considered well capitalized at year-end 2001.

Another important indicator of capital adequacy in the banking industry is the leverage ratio. The Tier I Leverage ratio as defined is the ratio that the Company’s Tier I capital bears to total quarterly average assets minus goodwill. The Company’s Tier I Leverage ratios were 15.96% and 10.31% at December 31, 2002 and 2001, respectively, exceeding the regulatory minimum requirement of 4%.

[The remainder of this page intentionally left blank]

The following table illustrates the Company’s regulatory capital ratios at December 31, 2002 and 2001:

Capital Adequacy Ratios

	December, 31

	2002	2001

	(in thousands)
Tier I Capital	$21,545	$10,127
Tier II Capital	1,390	1,013

Total Qualifying Capital	$22,935	$11,140

Risk Weighted Total Assets (including off-balance sheet exposures)	$114,294	$81,702

Total Risk-Based Capital Ratio	20.07%	13.63%

Tier I Risk-Based Capital Ratio	18.85%	12.39%

Leverage Ratio	15.96%	10.31%

In addition to regulatory requirements, a certain level of capital growth must be achieved to maintain appropriate ratios of equity to total assets. The following table summarizes these and other key ratios for the Company for each of the last three years.

Return on Equity and Assets

	Years Ended December 31,

	2002	2001	2000

Return on average assets	0.1%	(0.5%)	(1.6%)
Return on average equity	0.9%	(4.8%)	(7.5%)
Dividend payout ratio	0.0%	0.0%	0.0%
Average equity to average assets ratio	8.8%	10.7%	21.3%

The Company’s return on average assets ratio, which is computed by dividing net income (loss) by average assets, improved in 2002 to 0.1% from (0.5)% in 2001. The increase in 2002 was due to the net income of approximately $91,000 earned by the Company in 2002, compared to net loss of $384,000 in 2001 and net loss of $410,000 in 2000. In addition, average assets increased 57.3% during 2002 to $118,305,000, compared to average assets of $75,211,000 during 2001 and $25,736,000 during 2000. In the prior year, the Company’s return on average assets ratio improved due to a decrease in the net loss for 2001 compared to 2000. In addition, average assets increased by $49,475,000 in 2001 compared to 2000.

The Company’s return on average equity ratio, which is computed by dividing net income by average shareholders’ equity, increased significantly in 2002 to 0.9%, from (4.8)% in 2001 and (7.5)% in 2000. The increase in 2002 was due to the net income of approximately $91,000 earned by the Company in 2002, compared to net loss of $384,000 in 2001 and $410,000 in 2000. In addition, average shareholders’ equity increased 30.0% to $10,420,000 during 2002, compared to $8,014,000 during 2001 and $5,484 during 2000.

The Board of Directors has not declared or paid a dividend during years 2002, 2001 and 2000. As new corporations, it is not likely that Vision Bancshares or its subsidiaries will achieve in their early years of operations a level of profitability that would justify or allow the payment of dividends. Vision Bancshares has not and will not likely generate any significant earnings on its own, and it will depend upon the payment of dividends by Vision Bank and Vision Bank, FSB, if it is to pay dividends on its common stock. It is expected that for at least the next year of operation for Vision Bank and Vision Bank, FSB, all earnings will be retained by Vision Bank and Vision Bank, FSB for the future needs of the bank. State and federal banking laws restrict the payment of dividends by banks, and in no event during the first three years of operations may dividends be declared paid by Vision Bank without the approval of the Alabama Banking Department and the Federal Deposit Insurance Corporation or by Vision Bank, FSB without approval of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

Results of Operations

Net Interest Income

Net interest income is the principal source of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities impact net interest income. The Company had no tax-exempt earning assets for the three years reported; therefore, there is no fully taxable equivalent effect on the Company’s results of operations.

Net interest income for 2002, before the provision for loan losses, increased approximately $1,642,000, or 50.0%, to $4,923,000 from $3,281,000 in 2002, compared to an increase of $1,970,000, in 2001and an increase of $1,311,000 in 2000. The Company experienced significant growth in both average earning assets and average interest-bearing liabilities during 2002 and 2001. The “Rate/Volume Variance Analysis” table in the section below provides information about changes in interest income, interest expense and net interest income due to changes in average balances and rates.

The Company’s interest income increased approximately $1,960,000, or 31.3%, to $8,216,000 in 2002 from $6,256,000 in 2001 compared to the Company’s interest income in 2000 of 2,288,000 . The increase in 2002 was due to the 56.9% increase in average earning assets that was somewhat offset with a 141 basis points decrease in the yield on average earning assets during 2002. Interest and fees income on loans increased 34.1% during 2002, primarily due to an increase of 61.3% in the average loan balances outstanding partially offset by a decrease in the yield on loans of 158 basis points. The interest income on investment securities increased 33.5% during 2002, compared to 2001 due to an increase in average balance outstanding. Interest income on federal funds sold decreased $106,000 or 58.9%, compared to the decline of of 233,000, or 56.4%, in 2000. These declines are primarily due to the decline in the interest rates earned on federal funds sold.

During 2002, the Company’s interest expense increased approximately $319,000, or 10.7%, to $3,293,000 from $2,974,000 in 2001, as average interest-bearing liabilities outstanding during 2002 increased 59.4%. In 2001, interest expenses increased $1,997,000 to approximately $2,974,000 from $977,000 in 2000, due to the growth of the Company. Interest-bearing deposits are the major component of interest bearing liabilities, representing approximately 100.0% in 2002, 99.8% in 2001 and 99.2% in 2000 of average total interest-bearing liabilities outstanding. The Company did not have any interest bearing deposits in 1999. While average interest-bearing deposits outstanding increased 59.4% during 2002, the rate paid on these average balances reflected a decrease of 150 basis points. Interest expense on short-term borrowings and federal funds purchased during 2002 totaled $512 as compared to $3,301 for 2001. The Company has not had any long-term debt for the years it has been in operation. The Company has not borrowed funds from the FHLB.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The Company’s net interest margin for 2002 was 4.34%, compared to 4.54% for 2001.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a more direct perspective to the effect of market interest rate movements. The net interest spread for 2002 increased 8 points to 3.85% from the Company’s 2001 spread of 3.77% as the cost of interest-bearing sources of funds decreased 149 basis points while the yield on earning assets decreased 141 basis points. See the tables in this section below entitled “Consolidated Average Balances, Interest Income/Expenses and Yields/Rates” and “Rate/Volume Variance Analysis” for more information.

The following tabulation presents certain net interest income data without modification for assumed tax equivalency:

	December 31,

	2002	2001	2000

Rate earned on earning assets	7.25%	8.66%	9.27%

Rate paid on borrowed funds	3.40%	4.89%	6.31%

Interest rate spread	3.85%	3.77%	2.96%

Net Yield on earning assets	4.34%	4.54%	5.31%

During 2002, the banking industry continued to experience a decline in the interest rate environment as the prime interest rate moved from 4.75% to 4.25%.

In 2001, the prime interest rate decreased from 9.50% to 4.75%. During 2000 the prime rate was in an increasing rate environment as evidenced by increases of 25 basis points each, in February, April, then by 50 basis points in June.

The “Consolidated Average Balances, Interest Income/Expenses and Yields/Rates” and the “Rate/Volume Variance Analysis” tables are presented on the following four pages. The Consolidated Average Balances/Interest Income/Expenses and Yields/Rates table presents, for the periods shown, the average balance of certain balance sheet items, the dollar amount of interest income from average earning assets and resultant yields, the interest expense and rate paid on average interest-bearing liabilities, and the net-interest margin. The Rate/Volume Variance Analysis table presents an analysis of changes in interest income, interest expense and net interest income attributable to changes in volume and interest rate.

[The remainder of this page intentionally left blank]

Consolidated Average Balances, Interest Income/Expense and Yield/Rates
On a Taxable Equivalent Basis

	December 31,

	2002			2001			2000

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

	(Dollars in thousands)

ASSETS

Interest Earning Assets:
Loans, net of unearned income	$ 95,040	$ 7,393	7.78%	$ 58,921	$ 5,515	9.36%	$ 13,017	$ 1,649	12.67%
Investment securities:
Taxable	13,550	749	5.53%	8,620	560	6.50%	2,268	175	7.72%
Tax-exempt	0	0	0.00%	0	0	0.00%	0	0	0.00%

Total investment securities	13,550	749	5.53%	8,620	560	6.50%	2,268	175	7.72%

Interest bearing deposits with other banks	0	0	0.00%	0	0	0.00%	2,375	51	2.15%
Federal funds sold	4,795	74	1.54%	4,720	180	3.81%	7,021	413	5.88%

Total interest earning assets	113,385	8,216	7.25%	72,261	6,255	8.66%	24,681	2,288	9.27%

Cash and due from banks	2,994			1,736			606
Premises and Equipment	1,208			846			255
Other assets	1,905			1,053			335
Allowance for loan & lease losses	(1,187)			(685)			(141)

Total Assets	$ 118,305			$ 75,211			$ 25,736

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest bearing liabilities:
Deposits:
Demand	$ 9,177	146	1.59%	$ 7,072	244	3.45%	$ 1,833	72	3.93%
Savings	42,402	1,117	2.63%	19,066	769	4.03%	4,635	272	5.87%
Time deposits	45,394	2,030	4.47%	34,542	1,958	5.67%	8,889	630	7.09%

Total interest bearing deposits	96,973	3,293	3.40%	60,680	2,971	4.90%	15,357	974	6.34%

Other short term borrowings	2	0	0.00%	140	3	2.14%	120	3	9.92%

Total interest bearing liabilities	96,975	3,293	3.40%	60,820	2,974	4.89%	15,477	977	6.31%

Noninterest bearing liabilities:
Demand deposits	10,332			6,079			2,252
Accrued expenses and other liabilities	578			298			2,523
Stockholders’ equity	10,420			8,014			5,484

Total Liabilities and stockholders’ equity	$ 118,305			$ 75,211			$ 25,736

Net Interest Income/net interest spread		$ 4,923	3.85%		$ 3,281	3.77%		$ 1,311	2.96%

Net Yield on Total Interest Earning Assets			4.34%			4.54%			5.31%

Taxable equivalent adjustment:
Loans		0			0			0
Investment securities		0			0			0

Total taxable equivalent adjustment		0			0			0

Net interest income		$ 4,923			$ 3,281			$ 1,311

______________

      *    Loans on nonaccrual status have been included in the computation of average balances

Rate/Volume Variance Analysis
Taxable Equivalent Basis

	Average volume			Change in volume

	2002	2001	2000	2002-2001	2001-2000

	(Dollars in thousands)
Earning assets:
Loans, net of unearned	$95,040	$58,921	$13,017	$36,119	$45,904

Investment securities:
Taxable	13,550	8,620	2,268	4,930	6,352
Tax exempt	—	—	—	—	—

Total investment securities	13,550	8,620	2,268	4,930	6,352

Interest-bearing deposits with banks	—	—	2,375	—	(2,375)
Fed Funds	4,795	4,720	7,021	75	(2,301)

Total earning assets	$113,385	$72,261	$24,681	$41,124	$47,580

Deposits:
Demand	$9,177	$7,072	$1,833	$2,105	$5,239
Savings	42,402	19,066	4,635	23,336	14,431
Time	45,394	34,542	8,889	10,852	25,653

Total interest-bearing deposits	96,973	60,680	15,357	36,293	45,323

Other short-term borrowings	2	140	120	(138)	20

Total interest-bearing liabilities	$96,975	$60,820	$15,477	$36,155	$45,343

Net interest income/net interest spread

Net yield on earning assets

Net cost of funds

								Variance attributed to (1)

Average rate			Interest income/expense			Variance		2002		2001

2002	2001	2000	2002	2001	2000	2002-2001	2001-2000	Volume	Rate	Volume	Rate

(Dollars in thousands)

7.78%	9.36%	12.67%	$7,393	$5,515	$1,649	$1,878	$3,866	$2,932	$(1,054)	$4,402	$(536)

5.53%	6.50%	7.72%	749	560	175	189	385	283	(94)	417	(32)
0.00%	0.00%	0.00%	—	—	—	—	—	—	—	—	—

5.53%	6.50%	7.72%	749	560	175	189	385	283	(94)	417	(32)

0.00%	0.00%	2.15%	—	—	51	—	(51)	—	—	—	(51)
1.54%	3.81%	5.88%	74	180	413	(106)	(233)	3	(109)	(112)	(121)

7.25%	8.66%	9.27%	$8,216	$6,255	$2,288	$1,961	$3,967	$3,218	$(1,257)	$4,707	$(740)

1.59%	3.45%	3.93%	$146	$244	$72	$(98)	$172	$687	$(785)	$182	$(10)
2.63%	4.03%	5.87%	1,117	769	272	348	497	538	(190)	607	(110)
4.47%	5.67%	7.09%	2,030	1,958	630	72	1,328	—	72	1,478	(150)

3.40%	4.90%	6.34%	3,293	2,971	974	322	1,997	1,225	(903)	2,267	(270)

0.00%	2.14%	9.92%	—	3	3	(3)	—	—	(3)	3	(3)

3.40%	4.89%	6.31%	3,293	2,974	977	319	1,997	1,225	(906)	2,270	(273)

3.85%	3.77%	2.96%	$4,923	$3,281	$1,311	$1,642	$1,970	$1,993	$(351)	$2,437	$(467)

4.34%	4.54%	5.31%

2.91%	4.12%	3.96%

   (1)    The change in interest due to both rate and colume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses, Net Charge-offs and Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based upon management’s estimated range of those losses. Actual losses for these loans may vary significantly from this estimate. During 2002, management made increases in Vision Bank’s allowance for loan losses.

At December 31, 2002, the allowance for loan losses was approximately $1,390,000, which represented an increase of $377,000, or 37.2%, over the December 31, 2001 amount of $1,013,000. This increase in the overall level of the allowance for loan losses was primarily due to additional provisions made for the growth in the loan portfolio. As a percentage of total loans, net of unearned income, the allowance for loan losses was 1.3% at December 31, 2002 and 2001. Management believes that the allowance for loan losses at December 31, 2002 is adequate to absorb known risks in the Company’s loan portfolio based upon the Company’s historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company’s loan portfolio or additional provisions to the allowance for loan losses.

The provision for loan losses is charged to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was approximately $616,000, $655,000 and $398,000 in 2002, 2001 and 2000, respectively. This represented a decrease of $39,000 or 6.0% in 2002 and an increase of $257,000 or 64.6% in 2001. The increase in 2001 resulted from management’s decision to maintain the level of allowance for loan losses at a constant percentage of loans outstanding and make provisions for actual growth in the loan portfolio due to the Company’s expansion activities. The increase in the provision during 2000 was primarily due to an increase in the monthly provision for Vision Bank, based on anticipated loan growth.

Loan charge-offs exceeded recoveries by approximately $240,000, $38,000 and $2,000 during 2002, 2001 and 2000, respectively. This represented an increase of $202,000 during 2002. Net charge-offs of commercial loans represented 79.1% of total net charge-offs for 2002.

[The remainder of this page intentionally left blank]

The following table sets forth certain information with respect to the Company’s loans, net of unearned income, and the allowance for loan losses for the two years ended December 31, 2002.

Summary of Loan Loss Experience

	2002	2001

	(Dollars in thousands)

Allowance for loan losses at beginning of year	$1,013	$396
Loans charged off:
Commercial, financial and agricultural	200	15
Real Estate-mortgage	14	—
Consumer	39	23

Total loans charged off	253	38

Recoveries on loans previously charged off:
Commercial, financial and agricultural	11	—
Real Estate-mortgage	—	—
Consumer	2	—

Total recoveries	13	—

Net loans charged off	240	38

Reserves acquired through purchase	—	—

Provision for loan losses	616	655

Allowance for loan losses at end of period	$1,390	$1,013

Loans, net of unearned income, at end of period	$108,877	$78,195

Average loans, net of unearned income, outstanding for the period	$95,040	$58,921

	2002	2001

Ratios:
Allowance at end of period to loans, net of unearned income	1.28%	1.30%
Allowance at end of period to average loans, net of unearned income	1.46%	1.72%
Net charge-offs to average loans, net of unearned income	0.25%	0.06%
Net charge-offs to allowance at end of period	17.28%	3.75%
Recoveries to prior year charge-offs	34.21%	0.00%

In assessing the adequacy of the allowance for loan losses, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses, which must be charged off, and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. Loans identified as having increased credit risk are classified in accordance with the Company’s loan policy and appropriate reserves are established for each loan classification category based on pre-determined reserve percentages. Due to limited loan loss experience, reserves are established for the remaining unclassified portion of the loan portfolio based on a predetermined factor established by management.

In evaluating the allowance, management also considers the historical loan loss experience of Vision Bank, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information.

Management allocated the allowance for loan losses to specific loan classes, as of the dates indicated, as follows:

Allocation of the Allowance for Loan Losses

	December 31,

	2002		2001

	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in thousands)
Domestic loans
Commercial, financial and agricultural	1,005	73%	385	38%
Real estate - mortgage	74	5%	—	0%
Consumer	310	22%	628	62%

	$1,389	100%	$1,013	100%

[The remainder of this page intentionally left blank]

Nonperforming Assets

Nonperforming assets as of December 31, 2002 and 2001 totaled $912,000 and $1,316,000, respectively. The Company did not have any nonperforming assets for the year ended December 31, 2000. Nonperforming loans include loans classified as nonaccrual or renegotiated and those past due 90 days or more for which interest was still being accrued. During 2002, nonaccruing loans totaled approximately $306,000, while there were no loans past due 90 days or more. Other real estate was approximately $606,000 at December 31, 2002. There were no commitments to lend any additional funds on nonaccrual or renegotiated loans at December 31, 2002. The following table summarizes the Company’s nonperforming assets at December 31, 2002 and 2001. No tabular information is presented for 2000 because there were no nonperforming assets during that period.

Non performing Assets

	December 31, 2002	December 31, 2001

	(Dollars in thousands)	(Dollars in thousands)
Nonaccruing loans	$306	$286
Loans past due 90 days or more	—	13
Restructured loans	—	—

Total nonperforming laons	306	299
Other real estate	606	1,017

Total nonperforming assets	$912	$1,316

Ratios:
Loan loss allowance to total Nonperforming assets	152.30%	76.98%
Total nonperforming loans to total loans, net of unearned interest	0.28%	0.38%
Total nonperforming assets to total assets	0.65%	1.35%

The ratio of allowance for loan losses to total nonperforming assets was 152.3% at December 31, 2002. The ratio of total nonperforming loans to total loans, net of unearned income was 0.28% at December 31, 2002. The ratio of total nonperforming assets to total assets was 0.65% at December 31, 2002. Management is aware of no factors, which should suggest that they are prone to significant increases in 2003. The table above shows nonperforming assets in 2001. There were no nonperforming assets for the period ending December 31, 2000.

At December 31, 2002, the Company’s recorded investment in loans considered to be impaired was $154,000 of which all, except one loan of $7,500, related to loans on non-accrual status At December 31, 2001, the Company’s recorded investment in loans considered to be impaired was $170,000 of which all related to loans on non-accrual status. At December 31, 2000, the Company did not have any recorded investment in loans considered to be impaired.

The related valuation allowance for impaired loans, included as a component of the allowance for loan losses, was approximately $104,000, $74,000 and $0 at December 31, 2002, 2001 and 2000, respectively. There was no amount of interest income recognized on impaired loans during these years.

The difference between the gross interest income that would have been recorded in each period if nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in each period’s net income was approximately $37,000 for 2002, $10,000 for 2001, and $0 for 2000.

There were no concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed as a category of loans at December 31, 2002, 2001, and 2000.

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

Noninterest Income

Noninterest income for 2002 increased approximately $646,000, or 105.0%, to $1,261,000 from $615,000 in 2001 compared to the income in 2000 of approximately 153,000. These amounts are primarily from service charges on deposit accounts and mortgage rate premiums on mortgage loans sold to the secondary market. The increases primarily reflect the growth of the Company during 2002 and 2001. Components of other operating income reflecting increases during 2002 were fee income associated with wire transfers, non-customer check cashing, ATM access and other miscellaneous service fees. During 2002 the Company recognized gains of approximately $184,000 on the sale of investment securities in connection with its asset/liability management compared to no gains on the sale of investment securities during 2001 and 2000.

Noninterest Income

				Percentage change 2002/2001	Percentage change 2001/2000
	December 31,

	2002	2001	2000

	(Dollars in thousands)
Service charges on deposits	$460	$230	$48	100.4%	379.2%
Mortgage rate premium	705	356	87	98.2%	309.2%
Other	96	29	17	226.3%	61.1%

	$1,261	$615	$153	105.1%	302.0%

Noninterest Expenses

Noninterest expenses totaled approximately $5,415,000 in 2002, $3,788,000 in 2001, and $1,719,000 in 2000. These levels represent increases of 43.0% and 120.4% for 2002 and 2001, respectively. The primary component of noninterest expenses is salaries and employee benefits, which increased $791,000, or 36.9%, during 2002 to $2,935,000, compared to $2,144,000 and $900,000 for 2001 and 2000, respectively. The increase in salaries and employee benefits during 2002 resulted primarily from an increase in the number of employees due to the Company’s growth expansion in addition to merit increases and incentive payments for existing personnel. In 2002, the Company had organization expense of $509,000 due to the organization activity for Vision Bank, FSB in Panama City, Florida. Occupancy expense increased 57.1% in 2002 to $517,000, compared to $329,000 in 2001 and $128,000 in 2000, while furniture and equipment expenses increased 37.5% in 2002 to approximately $198,000, as compared to $144,000 in 2001 and $60,000 in 2000. Professional fees increased 15.2% in 2002 to approximately $212,000, compared to $184,000 in 2001 and $156,000 in 2000, while printing and office supplies expenses decreased 27.8% in 2002 to approximately $117,000, as compared to approximately $162,000 in 2001 and $60,000 in 2000. Other operating expenses increased 12.4% in 2002 to approximately $671,000, compared to $597,000 in 2001, which represented a 243.1% increase from $174,000 in 2000. The increase in other operating expenses during 2001 was primarily due to miscellaneous expenses associated with the growth of the Company. These increases during 2002 and 2001 reflect the higher cost associated with the Company’s significant growth, relocation into permanent facilities, and expansion into two new markets in Point Clear, Alabama and Foley, Alabama.

Noninterest Expenses

	Year Ended December 31,			Percent Change

	(Dollars in Thousands)
	2002	2001	2000	2002/2001	2001/2000

Salaries and Employee Benefits	$2,935	$2,144	$900	36.9%	138.2%
Occupancy Expense	517	329	128	57.1%	157.0%
Furniture and Equipment Expense	198	144	60	37.2%	140.0%
Data Processing	185	133	62	39.4%	114.5%
Organization Expense	509	—	148	—	—
Advertising Expense	71	95	31	-25.3%	205.5%
Insurance	73	36	4	100.3%	800.0%
Professional Fees	212	184	156	15.4%	17.9%
Printing and Office Supplies	117	162	60	-27.6%	170.0%
Postage	88	63	22	38.9%	186.4%
Telephone	98	86	40	13.5%	115.0%
Training and Education	30	17	7	78.5%	142.9%
Taxes and Licenses	41	51	4	-201%	1175.0%
Travel and Entertainment	40	75	36	-46.4%	108.3%
Dues and Subscriptions	41	16	11	159.2%	45.5%
Other	260	253	50	2.9%	416.3%

	$5,415	$3,788	$1,719	42.9%	120.5%

Income Taxes

The Company experienced tax expense of $62,000, or 40.5% effective tax rate, on pre-tax income of $153,000 for 2002, compared to income tax benefit of $163,000, or 29.8% effective tax rate, on pre-tax loss of approximately $547,000 for 2001 and $242,000, or 37.1% effective tax rate on a pre-tax loss of $652,000 for 2000. In 2002, the effective tax expense rate was 112.5% of the statutory Federal tax rate, compared to tax rates, which were 87.7% and 109.1% of the staturory Federal tax rate in 2001 and 2000, respectively. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning. A more detailed explanation of income tax expense is included in Note 6 to the Company’s Consolidated Financial Statements included elsewhere in this Report.

Impact of Inflation and Changing Prices

A bank’s asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company’s ability to react to changes in interest rates and by such reaction to reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. As discussed above, management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

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

PART III

ITEM 9
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The table below lists the directors and executive officers of Vision Bancshares.

Name, Age and Director or Officer Since	Position with Vision Bancshares and Vision Bank and Vision Bank, FSB	Principal Occupation for the Last Five Years

Directors
Warren Banach, M.D., 49, 2002	Director of Vision Bancshares	Private Practice of Medicine, Enterprise Women’s Center, Enterprise, Alabama Since 1984

Gordon Barnhill, Jr., 45, 2000	Director of Vision Bancshares & Vision Bank	Owner, Barnhill Land and Real Estate (Real Estate Business) and farmer

R. J. Billingsley, Jr. 50, 2001	Director of Vision Bancshares & Vision Bank	President, Mobile Asphalt Co., LLC (Contracting)

J. Donald Boggus, Jr., 38, 2002	Director of Vision Bancshares

President, CEO and Director, Cresent Banking Company since 1996; President, CEO and Director, Cresent Bank and Trust since 1996; Director and Secretary, Cresent Mortgage Services, Inc., Jasper, Georgia since 1996

Julian Brackin, 53, 2000	Vision Bancshares Director	Partner, Brackin and McGriff, P.C. (Attorney)

James D. Campbell, D.D.S., M.S., 60, 2002	Director of Vision Bancshares	Orthodontist and President, James D. Campbell, D.D.S., M.S., P.A. since 1974

Name, Age and Director or Officer Since	Position with Vision Bancshares and Vision Bank and Vision Bank, FSB	Principal Occupation for the Last Five Years

Joe C. Campbell, 57, 2000	Director of Vision Bancshares	District Manager, ALFA Insurance Company (General Insurance)

Joey W. Ginn, 43, 2002	Director of Vision Bancshares; Director and President of Vision Bank, FSB	Senior Vice President and City President, AmSouth Bank, Panama City, Florida 1986-2002

Charles S. Isler, III, 56, 2002	Director of Vision Bancshares	Attorney and Partner, Isler, Sombathy & Sombathy, P.A.

Robert S. McKean, 53, 2002	Director of Vision Bancshares; Director and President of Vision Bank	Director and President of Vision Bank since 2000; President, The Bank, Birmingham, Alabama 1998-2000; Senior Vice President, Compass Bank, Birmingham, Alabama, 1995-1998

William D. Moody, 56, 2000	Director of Vision Bancshares & Vision Bank	President, Alpha Development Group, Inc. (Real Estate Development)

Paige Dawson Ogletree, 41, 2000	Director of Vision Bancshares	Owner, Dawson Development Company (commercial construction)

James R. Owen, Jr., 51, 2000	Director of Vision Bancshares & Vision Bank	President, Gulf Shores Title Insurance Co., Inc. (Title Insurance Company)

Name, Age and Director or Officer Since	Position with Vision Bancshares and Vision Bank and Vision Bank, FSB	Principal Occupation for the Last Five Years

Donald W. Peak, 63, 2000	Director of Vision Bancshares

President, Forest Manor Nursing Home, Inc. (long-term care facility); President, Phoenix Therapy Associates (rehabilitation therapy); President, Central Medical Supplies of Alabama (durable medical equipment)

Rick A. Phillips, 51, 2000	Director of Vision Bancshares & Vision Bank	Owner, Professional Real Estate Partners, Inc. (Real Estate Brokerage and Marketing)

Daniel M. Scarbrough, M.D., 55, 2000	Director of Vision Bancshares & Vision Bank	Vice President, Community Health Systems, Inc. since 1997; Private practice of medicine prior to July 4, 1997

J. Daniel Sizemore, 54, 2000	President, CEO and Chairman of the Board of Vision Bancshares & Chairman and CEO of Vision Bank

President, CEO and Chairman of Vision Bancshares and CEO and Chairman of Vision Bank since April, 1999; President and Chief Executive Officer, The Bank, Birmingham, Alabama 1998 – 1999; President and Chief Executive Officer, Commerce Bank of Alabama, Albertville, Alabama; 1994 – 1998

George W. Skipper, III, 58 (1), 2000	Director of Vision Bancshares & Vision Bank	Vice President, Skipper Insurance (General Insurance)

Thomas Gray Skipper, 31 (1), 2000	Director of Vision Bancshares	Vice President, Scotch Plywood Company

Name, Age and Director or Officer Since	Position with Vision Bancshares and Vision Bank and Vision Bank, FSB	Principal Occupation for the Last Five Years

J. Douglas Warren, 40, 2000	Director of Vision Bancshares	Vice President operations, Community Health Systems, since 1995

Patrick Willingham, CPA, 57, 2000	Director of Vision Bancshares & Vision Bank	President and CEO, Community Health Systems, Inc. (Certified Public Accountant)

Royce T. Winborne, 56, 2002	Director of Vision Bancshares	Vice President of Finance, Community Health Systems, Inc. since 1984

   (1)    George W. Skipper, III is the father of Thomas Gray Skipper.

Executive Officers who are not also Directors

William E. Blackmon, 52, 2001	Senior Vice President and Chief Financial Officer Vision Bank - August 2001 to Present; Chief Financial Officer, Vision Bancshares since January 2002

Senior Vice President and Chief Financial Officer Vision Bank - August 2001 to Present; Chief Financial Officer, Vision Bancshares since January 2002; Senior Vice President and Chief Accounting Officer Community Bank - September 1998 to August 2001

ITEM 10
EXECUTIVE COMPENSATION.

Officers of Vision Bancshares and Vision Bank will serve at the discretion of the board of directors.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation Awards

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Securities Underlying Options	All Other Compensation

J. Daniel Sizemore Chairman and CEO	2000 2001 2002	$120,000 $150,000 $175,000	-0- $27,000 $45,000	-0- $22,709(1) $18,405(1)	45,000(4) 5,000 10,000	-0- $7,492(7) $5,494
William E. Blackmon CFO	2001 2002	$ 90,000 $ 97,500	$ 1,898 $15,243	$ 3,988(2) $ 9,600(2)	2,500(5) 2,500	-0- -0-
Robert S. McKean President, Vision Bank	2000 2001 2002	$100,000 $100,000 $110,000	-0- $16,150 $18,450	-0- 9,815(3) $ 9,815(3)	5,000(6) 5,000 5,000	-0- $1,572(7) $3,409

   (1)    Other compensation includes $12,336 in employee benefits; $10,143 for car allowance; and $230 in civic dues for the year 2001. In 2002, other compensation includes $7,400 in employee benefits; $10,143 for car allowance; and $862 in civic dues.

   (2)    Other compensation includes $2,031 in employee benefits and a car allowance of $1,957 for the year 2001. In 2002, other compensation includes $4,800 in employee benefits and a car allowance of $4,800.

   (3)    In 2002, other compensation includes $4,800 in employee benefits, a car allowance of $4,800 and $215 in civic dues. In 2001, other compensation includes $4,800 in employee benefits, a car allowance of $4,800 and $215 in civic dues.

   (4)    The exercise price is $10 per share on the 45,000 shares issued in 2002 and $15 per share on the 5,000 shares issued in 2001 and the 10,000 shares issued in 2002.

   (5)    The exercise price is $15 per share on the 2,500 shares issued in 2001 and the 2,500 shares issued in 2002.

   (6)    The exercise price is $10 per share on the 5,000 shares issued in 2000 and $15 per share on the 5,000 shares issued in 2001 and the 5,000 shares issued in 2002.

   (7)    Company’s 401(k) match.

OPTIONS GRANTED IN FISCAL YEAR ENDED DECEMBER 31, 2002

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price ($/Sh)	Expiration Date

J. Daniel Sizemore Chairman and CEO	10,000	37%	$15	January 30, 2012
William E. Blackmon CFO	2,500	9%	$15	January 30, 2012
Robert S. McKean President, Vision Bank	5,000	19%	$15	January 30, 2012

Vision Bancshares has no employees, and its officers receive no compensation for their services to Vision Bancshares. However, Vision Bank is reimbursed by the Company for 20% of Mr. Sizemore’s base salary and 80% of his annual bonus. The directors of Vision Bancshares received no compensation through December 31, 2002 for their services to the Company. Beginning in 2003, the directors of Vision Bancshares will receive board fees of $1,000 for each quarterly meeting attended and the Company’s Audit Committee will receive $250 for each committee meeting attended.

Option Exercises And Option Values

The following table provides information about the value of each officer’s outstanding options as of December 31, 2002. There were no stock appreciation rights outstanding or exercised in 2002.

Options Exercised and Options Value in 2002

Name	Number of securitie underlying unexercised options at December 31, 2002 Exercisable/ Unexercisable	Value of unexercised in-the- money options at December 31, 2002 Exercisable/ Unexercisable

J. Daniel Sizemore Chairman and CEO	33,900/ 26,100	$153,000/ $72,000

William E. Blackmon CFO	825/ 4,175	— —

Robert S. McKean President, Vision Bank	6,600/ 8,400	$16,500/ $8,500

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

Vision Bank has entered into transactions with certain directors, officer, shareholders and their affiliates. These transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at was $6,238,335 and $3,067,107 at December 31, 2002 and 2001, respectively. During 2002, new loans made to such related parties amounted to $8,051,641 and payments amounted to $ $4,880,413. During 2001, new loans made to such related parties amounted to $1,731,076 and payments amounted to $1,097,992.

ITEM 11
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows those persons who are known to Vision Bancshares who own five percent or more of the outstanding shares of common stock as of March 15, 2003:

Name and Address	Number of Shares of Common Stock Owned	Percentage Ownership

George W. Skipper, III 307 Skipper Drive Jackson, AL 36545	120,592(1)	6.37%

Michael W. Lowe 1050 Highway 515 South Jasper, GA 30143	100,000	5.31%

   (1)    Includes 9,500 shares subject to options under the Director Stock Plan. These shares do not include the shares owned by Mr. Skipper’s son, Thomas Gray Skipper, as shown in the Security Ownership of Management table below or 90,583 shares owned by Mr. Skipper’s other adult children and immediate family members not living in Mr. Skipper’s household, as to which Mr. Skipper disclaims any beneficial ownership.

Security Ownership of Management

Name and Address	Number of Shares of Common Stock Owned	Percentage Ownership

Directors

Warren Banach 112 Abbey Lane Enterprise, AL 36330	10,150*	****

Gordon Barnhill, Jr. Post Office Box 644 Robertsdale, AL 36567	27,625***	1.46%

R. J. Billingsley P. O. Box 190279 Mobile, AL 36619	39,092**	2.07%

Name and Address	Number of Shares of Common Stock Owned	Percentage Ownership

J. Donald Boggus, Jr. 281 Happy Talk Trail Jasper, GA 30143	10,150* (1)	****

Julian Brackin 1261 Patrick Street Daphne, AL 36526	46,525***	2.46%

James D. Campbell 3107 W. 30th Court Panama City, FL 32405	29,167*	1.55%

Joe C. Campbell Post Office Box 1069 Cullman, AL 35056	47,925*** (2)	2.53%

Joey W. Ginn 3302 Country Club Drive Lynn Haven, FL 32444	2,667	****

Charles S. Isler, III Post Office Box 430 Panama City, FL 32402	35,834*	1.90%

Robert S. McKean 32803 Marlin Key Drive Orange Beach, AL 36561	14,583(3)	****

William D. Moody Post Office Box 2433 Gulf Shores, AL 36547	44,925*** (4)	2.37%

Paige Dawson Ogletree 3250 Locust Street Gadsden, AL 35901	17,000**	****

James R. Owen, Jr. P.O. Box 895 Gulf Shores, AL 36547	30,025*** (5)	1.59%

Name and Address	Number of Shares of Common Stock Owned	Percentage Ownership

Donald W. Peak 2401 32nd Street Northport, AL 35476	49,925***	2.64%

Rick A. Phillips Post Office Box 3351 Gulf Shores, AL 36547	49,925***	2.64%

Daniel M. Scarbrough, M.D. 30815 Peninsula Drive Orange Beach, AL 36561	39,925*** (6)	2.11%

J. Daniel Sizemore 33343 River Road Orange Beach, AL 36561	88,977 (7)	4.60%

Thomas Gray Skipper P. O. Box 38 Fulton, AL 36446	39,925***	2.11%

George W. Skipper, III 307 Skipper Drive Jackson, AL 36545	120,592*** (8)	6.37%

J. Douglas Warren 4560 Bayou Court Ono Island Orange Beach, AL 36561	40,025*** (9)	2.11%

Patrick Willingham, CPA 30475 Harbour Drive Orange Beach, AL 36561	39,925*** (10)	2.11%

Royce T. Winborne 3302 Nighthawk Lane Pensacola, FL 32506	32,925* (11)	1.74%

Executive officers who are not also directors

Name and Address	Number of Shares of Common Stock Owned	Percentage Ownership

William E. Blackmon 16362 Hamlet Lane Foley, Alabama 36535	2,150(12)	****

All Directors and Executive Officers as a group (23 persons)	885,646(13)	42.62%

*          Includes 2,500 shares subject to option under the Director Stock Plan.

**        Includes 5,000 shares subject to option under the Director Stock Plan.

***      Includes 9,500 shares subject to option under the Director Stock Plan.

****   Less than 1%.

   (1)    Mr. Boggus is President and CEO of Cresent Banking Company. These shares do not include 20,000 shares owned by Cresent Banking Company, as to which Mr. Boggus disclaims any beneficial ownership.

   (2)    These shares do not include 300 shares owned by Mr. Campbell’s adult child and father not living in Mr. Campbell’s household, as to which Mr. Campbell disclaims any beneficial ownership.

   (3)    Includes 8,250 shares subject to options granted to Mr. McKean under the Incentive Stock Compensation Plan.

   (4)    These shares do not include 10,000 shares owned by Mr. Moody’s brother, as to which Mr. Moody disclaims any beneficial ownership.

   (5)    These shares do not include 4,000 shares owned by Mr. Owen’s father, as to which Mr. Owen’s disclaims any beneficial ownership.

   (6)    These shares do not include 4,500 shares owned by Dr. Scarbrough’s brother, as to which Dr. Scarbrough disclaims any beneficial ownership. Dr. Scarbrough is the medical director of Community Health Systems, a non-profit corporation, which owns 60,850 shares representing 3.23 percent of shares of outstanding common stock. Dr. Scarbrough disclaims any beneficial ownership of those shares. See footnotes (9), (10) and (11).

   (7)    Includes 48,200 shares subject to options granted to Mr. Sizemore under the Incentive Stock Compensation Plan and 1,184 shares held by his wife. These shares do not include 2,262 shares owned by Mr. Sizemore’s adult children and grand children not living in his household, as to which he disclaims any beneficial ownership.

(8)       These shares do not include the shares owned by Mr. Skipper's son, Thomas Gray Skipper, as shown in the table above or 90,583 shares owned by Mr. Skipper?s other adult children and immediate family members not living in Mr. Skipper’s household, as to which Mr. Skipper disclaims any beneficial ownership.

(9)       Includes 30,425 shares owned by Community Health Systems. Mr. Warren is a officer of Community Health Systems and votes 30,425 of the 60,850 shares owned by that entity. See footnotes (6) and (10).

(10)     Mr. Willingham is President and CEO of Community Health Systems. Mr. Willingham disclaims any beneficial ownership over shares voted by other directors owned by that entity. See footnote (6), (9) and (11).

(11)     Includes 30,425 shares owned by Community Health Systems. Mr. Winborne is an officer of Community Health Systems and votes 30,425 of the 60,850 shares owned by that entity. See footnotes (6), (9) and (10).

(12)     Includes 1,650 shares subject to options granted to Mr. Blackmon under the Incentive Stock Compensation Plan.

(13)     Includes all options referenced in the footnotes above. The percentage for the group assumes that shares subject to options have been issued.

The following table summarizes certain information regarding the Company’s equity compensation plans as of December 31, 2002. The underlying compensation plans, which are more fully described in Note 15 to the consolidated financial statements included in Item 7, have been previously approved by a vote of the shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding option, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	187,500	$11.80	262,500
Equity compensation plans not approved by shareholders	—	—	—

Total	187,500	$11.80	262,500

ITEM 12
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In March 2000, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank’s Gulf Shores, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for one year with an option to renew the lease for one additional term of one year. The monthly rent on this lease was in an amount of $2,640 per month. Payments to Gulf Shores Investment Group, LLC for this lease totaled approximately $5,280, and $26,400 during the twelve months ended December 31, 2001 and 2000, respectively. In addition, Vision Bank agreed to pay the real estate taxes and utility expenses furnished to the premises. This lease expired in March 2001.

In March 2000, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank’s Orange Beach, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for one year with an option to renew the lease for one additional term of one year. The monthly rent on this lease was in an amount of $1,975 per month. Payments to Gulf Shores Investment Group, LLC for this lease totaled approximately $3,950, $23,700 and $19,750 during the twelve-month periods ended December 31, 2002, 2001 and 2000, respectively. In addition, Vision Bank agreed to pay the real estate taxes and utility expenses furnished to the premises. This lease expired in March 2002.

In March 2001, Vision Bank entered into a lease agreement, as tenant with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property in which Vision Bank’s Gulf Shores, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease is nine years with options to renew the lease for three additional terms of three years each. The monthly rent on this lease is in an amount of $15,700 per month. Lease payments to Gulf Shores Investment Group, LLC totaled approximately $188,400 and $155,039 during the twelve months ended December 31, 2002 and 2001, respectively. Vision Bank also agreed to pay the landlord an additional sum to be adjusted periodically, beginning after the first year of the lease, to coincide with the operating cost that the landlord shall pay or becomes obligated to pay in connection with the ownership and operation of the building. In addition, Vision Bank agreed to pay the real estate taxes, utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

In March 2002, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank’s Orange Beach, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for nine years with an option to renew the lease for three additional terms of three years each. The monthly rent on this lease is in an amount of $10,320 per month. Lease payments to Gulf Shores Investment Group, LLC totaled $103,200 during the twelve months ended December 31, 2002 compared to none for the same period of

2001 and 2000. Vision Bank also agreed to pay the landlord an additional sum to be adjusted periodically, beginning after the first year of the lease, to coincide with the operating cost that the landlord shall pay or becomes obligated to pay in connection with the ownership and operation of the building. In addition, Vision Bank agreed to pay the real estate taxes, utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

The Company engaged three independent appraisers to prepare separate analysis, using an income approach and comparable lease cost, in determining lease payment amounts with regard to related party leases. These analyses were submitted and approved by Vision Bank’s primary regulators.

In the opinion of the directors of Vision Bancshares, the terms of these lease agreements and reimbursements for costs between the Investment Group and Vision Bancshares or Vision Bank are at least as favorable as those that could have been obtained from an unaffiliated party.

The Skipper Insurance Agency, of which George W. Skipper, III (a director and principal shareholder of Vision Bancshares, Inc.) is an owner, provides insurance coverage, including but not limited to fire and extended coverage, general liability, fidelity bond and directors and officers liability insurance, for Vision Bancshares, Inc., Vision Bank and Vision Bancshares Financial Group, Inc. The Company paid gross premiums to The Skipper Insurance Agency of $114,765 in 2002 compared to $48,175 in 2001 and $17,702 in 2000. In the opinion of the Company, the cost of these services is at least as favorable as those that could have been obtained from an unaffiliated party.

Vision Bancshares Financial Group, Inc. (“Financial Group”), a wholly owned subsidiary of Vision Bank, was incorporated in 2002 to conduct permissible insurance and securities networking activities. The Financial Group is licensed with the Alabama Department of Insurance as a producer. In October 2002, the Financial Group entered into a Services Agreement with Skipper Insurance Agencies (“Skipper Insurance”) whereby Skipper Insurance would market and sell insurance products through the Financial Group to customers of Vision Bank. One or more employees of Skipper Insurance serve as dual employees of the Financial Group. Pursuant to the Services Agreement, Skipper Insurance pays the Financial Group fifty percent (50%) of all dual employees' agent commissions under the New York Standard Contract attributable to the sale of insurance products and twenty percent (20%) of Skipper Insurance's commissions attributable to the sale of property and casualty insurance products. During 2002, the Financial Group received approximately $40,000 in commissions from Skipper Insurance. In the opinion of the Company, this agreement for services is at least as favorable as those that could have been obtained from an unaffiliated party.

ITEM 13
EXHIBITS AND REPORTS.

(A)          The following financial statements and supplementary data are filed as part of this Report:

Page
Financial Statements and Supplementary Data

Table of Contents to Consolidated Financial Statements And Notes to the Financial Statements	F-1

Independent Auditor’s Report	F-2

Consolidated Statements of Financial Condition at December 31, 2002 and 2001	F-3

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000	F-4

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000	F-5

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	F-7

Notes to the Financial Statements	F-8 to F-37

(B)          Exhibits and Description

Exhibit 3 - Articles and By-laws:

The Amended and Restated Articles of Incorporation of Vision Bancshares Inc., filed as Exhibit 3.1 to the Registration Statement on Form SB-2, Amendment No. 1 (File Number 333-88073) and incorporated herein by reference. The Bylaws of Vision Bancshares, Inc., filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 (File Number 333-88073) and incorporated herein by reference.

Exhibit 4 - Instruments Defining the Rights of Holders, Including Indentures

Sections 3.03 and 3.04 and Article VI of the Articles of Incorporation contained at Exhibit 3.1 hereof and incorporated herein by reference and Article II and Section 2 of Article III of the Bylaws contained at Exhibit 3.2 of the Registrant?s Registration Statement on Form SB-2 (File Number 333-88073) and incorporated herein by reference.

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

(D)          Forms of Ground Lease and Facilities Lease Agreements (four agreements) with Gulf Shores Investment Group, LLC, included at Exhibit 10.5 of the Registrant?s Registration Statement on Form SB-2, Amendment No. 1 (File Number 333-88073) and incorporated herein by reference.

(E)           Form of Change of Control Agreement for Executive Officers filed as Exhibit 10.7 of the Registrant?s Registration Statement (File Number 333-81574) filed on January 29, 2002, and incorporated herein by reference.

(F)           Services Agreement by and between Vision Bancshares Financial Group, Inc., Vision Bank, and Skipper Insurance Agencies.

Exhibit 16 - Letter on Change of Certifying Accountant filed as Exhibit 16 of the Registrant’s Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.

Exhibit 21 - Subsidiaries of Vision Bancshares, Inc.

Exhibit 23 - Consent of Morrison & Smith, LLP, Independent Certified Public Accountants.

Exhibit 99.1 - Certification by the Chief Executive Officer, dated March 25, 2003, of the Company’s December 31, 2002 Financial Statements.

Exhibit 99.2 - Certification by the Chief Financial Officer, dated March 25, 2003, of the Company’s December 31, 2002 Financial Statements.

The Company did not file any reports on Form 8-K for the three months ended December 31, 2002.

ITEM 14.       CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of Vision Bancshares have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report on Form 10-KSB, that Vision Bancshares’ disclosure controls and procedures are effective to ensure that information required to be disclosed by Vision Bancshares in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange commission, and include controls and procedures designed to ensure that information required to be disclosed by Vision Bancshares in such reports is accumulated and communicated to Vision Bancshares management, including Vision Bancshares’ Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no significant changes in Vision Bancshares’ internal controls or in other factors that significantly affect these controls subsequent to the date of such evaluation.

TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
AND
NOTES TO THE FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
Vision Bancshares, Inc.
Gulf Shores, Alabama

We have audited the accompanying consolidated statements of financial condition of Vision Bancshares, Inc. (the Company) and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vision Bancshares, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

Tuscaloosa, Alabama March 14, 2003	MORRISON & SMITH, LLP
/s/ MORRISON & SMITH, LLP

Certified Public Accountants

VISION BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2002	2001

Assets
Cash	$896,243	$645,080
Due from banks and federal funds sold	15,845,949	4,100,457
Investment securities available for sale	12,178,867	12,308,456

Loans	108,876,814	78,194,990
Less: Allowance for loan losses	(1,389,637)	(1,013,340)

Loans, net	107,487,177	77,181,650

Premises and equipment, net	1,558,650	1,055,337
Accrued interest receivable	604,061	596,544
Deferred tax benefit	435,748	554,007
Goodwill	125,002	125,002
Other assets	851,441	1,185,098

Total Assets	$139,983,138	$97,751,631

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$13,137,526	$6,733,749
Interest bearing	104,410,501	80,335,967

Total Deposits	117,548,027	87,069,716

Accrued interest payable	229,776	234,957
Other liabilities	419,868	204,306

Total Liabilities	118,197,671	87,508,979

Stockholders’ Equity

Common stock, $1.00 par value; 10,000,000 authorized; 1,819,333 and 1,043,280 shares issued and outstanding at December 31, 2002 and 2001, respectively	1,819,333	1,043,280
Preferred stock $1.00 par value; 1,000,000 authorized; -0- shares issued and outstanding	—	—
Additional paid-in capital	20,761,907	10,210,697
Retained earnings	(910,816)	(1,002,228)
Accumulated other comprehensive income (loss), net of taxes	115,043	(9,097)

Total Stockholders’ Equity	21,785,467	10,242,652

Total Liabilities and Stockholders’ Equity	$139,983,138	$97,751,631

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2002	2001	2000

Interest Income:
Interest and fees on loans	$7,393,023	$5,514,992	$1,648,423
Interest and dividends on investment securities-AFS	748,933	560,699	175,586
Interest income on federal funds sold	74,169	180,086	412,502
Other interest income	—	—	51,363

Total interest income	8,216,125	6,255,777	2,287,874

Interest Expense:
Interest on deposits	3,292,679	2,971,060	973,263
Interest on federal funds purchased	512	3,301	—
Other short-term borrowings	—	—	3,307

Total interest expense	3,293,191	2,974,361	976,570

Net interest income, before provision for loan losses	4,922,934	3,281,416	1,311,304
Provision for loan losses	615,907	654,720	397,550

Net interest income, after provision for loan losses	4,307,027	2,626,696	913,754

Noninterest Income:
Service charges on deposits accounts	459,847	229,571	47,822
Secondary mortgage fees and gains on securities	704,847	355,629	86,380
Other noninterest income	96,011	29,331	18,771

Total noninterest income	1,260,705	614,531	152,973

Noninterest Expense:
Salaries and benefits	2,935,182	2,144,364	899,816
Net occupancy	517,005	329,122	127,817
Equipment expense	197,706	144,347	60,213
Data processing expense	184,651	132,701	61,829
Organization expense	508,917	—	147,984
Professional fees	212,474	183,644	156,065
Printing and office supplies	117,321	161,705	59,759
Advertising expense	70,957	95,052	31,143
Other noninterest expense	670,463	597,249	173,969

Total noninterest expense	5,414,676	3,788,184	1,718,595

Income/(loss) before income taxes	153,056	(546,957)	(651,868)
Income tax expense/(benefit)	61,644	(162,539)	(241,892)

Net income/(loss)	$91,412	$(384,418)	$(409,976)

Earnings/(loss) per share - basic & diluted	$0.09	$(0.44)	$(0.64)

Average number of shares outstanding	1,046,325	874,114	639,831

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,

	2002	2001	2000

Net income/(loss)	$91,412	$(384,418)	$(409,976)

Unrealized holding gains/(losses) arising during period	380,390	(70,309)	55,892
Reclassification adjustments for gains/(losses) on securities during the period, before income taxes	(183,654)	—	—

Other comprehensive income/(loss), before income taxes:	196,736	(70,309)	55,892

Income tax expense /(benefit) related to other Comprehensive Income	72,596	(25,816)	20,496

Unrealized gains/(losses) on investment securities available for sale arising during the period, net of income taxes	124,140	(44,493)	35,396

Other comprehensive income/(loss)	$215,552	$(428,911)	$(374,580)

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

					Accumulated Other Comprehensive Income
			Additional Paid-In Capital			Total Stockholders’ Equity
	Common Stock			Retained Earnings

	Shares	Amount

Balance - December 31, 1999	100	$100	$9,749	$(207,834)	$—	$(197,985)

Shares issued pursant to public offering	839,217	839,217	7,428,877			8,268,094

Net income/(loss)				(409,976)		(409,976)

Change in urealized gains on securities available for sale					35,396	35,396

Balance - December 31, 2000	839,317	839,317	7,438,626	(617,810)	35,396	7,695,529

Issuance of common stock	203,963	203,963	2,772,071			2,976,034

Net income/(loss)				(384,418)		(384,418)

Change in urealized gains on securities available for sale					(44,493)	(44,493)

Balance - December 31, 2001	1,043,280	1,043,280	10,210,697	(1,002,228)	(9,097)	10,242,652

Issuance of common stock	776,053	776,053	10,551,210			11,327,263

Net income/(loss)				91,412		91,412

Change in urealized gains on securities available for sale					124,140	124,140

Balance - December 31, 2002	1,819,333	$1,819,333	$20,761,907	$(910,816)	$115,043	$21,785,467

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

Cash Flows From Operating Activities:
Net income/(loss)	$91,412	$(384,418)	$(409,976)
Adjustments to reconcile net income to net cash provided by operations
Provision for loan losses	615,907	654,720	397,550
Depreciation and amortization	182,342	82,608	60,167
Deferred income tax expense/(benefit)	43,912	(162,539)	(241,892)
Increase in accrued interest receivable	(7,517)	(307,450)	(289,094)
(Decrease)/increase in accrued interest payable	(5,181)	84,823	150,134
Decrease/(increase) in other assets	335,409	(1,062,471)	(97,913)
Increase in other liabilities	215,561	60,059	30,048

Net cash provided by (used in) operating activities	1,471,845	(1,034,668)	(400,976)

Cash Flows From Investing Activities:
Purchase of investment securities available for sale	(10,002,008)	(8,754,595)	(6,535,461)
Proceeds from maturities/calls/paydown of investment securities available for sale	4,898,456	2,987,946	61,575
Proceeds from sales of investment securities	5,401,876	—	—
Cash disbursed in acquisition of branch office	—	1,345,877	—
Net (increase)/decrease in loans outstanding	(30,921,434)	(44,455,322)	(32,824,819)
Purchase of premises and equipment	(657,654)	(659,847)	(529,400)

Net cash provided by (used in) investing activities	(31,280,764)	(49,535,941)	(39,828,105)

Cash Flows From Financing Activities:
Net increase/(decrease) in demand, savings and time deposits	30,478,311	42,548,522	42,104,451
Proceeds from the issuance of common stock	11,327,263	2,976,034	7,885,472

Net cash provided by (used in) financing activities	41,805,574	45,524,556	49,989,923

Net increase/(decrease) in cash and cash equivalents	11,996,655	(5,046,053)	9,760,842

Cash and cash equivalents at beginning of period	4,745,537	9,791,590	30,748

Cash and cash equivalents at end of period	$16,742,192	$4,745,537	$9,791,590

Supplemental Cash Flow Information:
Cash paid during period for interest	$3,298,372	$2,886,237	$826,436
Cash paid during period for income taxes	$—	$—	$—

See Notes to Consolidated Financial Statements

NOTE 1:        Summary of Significant Accounting Policies

Nature of Operations

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

On April 16, 2002, Vision Bancshares, Inc. filed an application with the Office of Thrift Supervision (OTS) seeking permission to organize a federal savings bank chartered by the OTS. The main office for the proposed federal savings bank is located in Panama City, Florida. The federal savings bank will serve as a depository of funds and as a lender of credit for homes and other goods and services principally to customers in Panama City, Florida and the Florida panhandle. As of December 31, 2002, the Company had received all necessary regulatory approvals to organize Vision Bank, FSB. Vision Bank, FSB began operations on January 22, 2003.

Basis of Consolidation

The consolidated financial statements include the accounts of Vision Bancshares, Inc., its wholly owned subsidiary, Vision Bank, and the Bank’s wholly owned subsidiary, Vision Bancshares Financial Group, Inc. All material intercompany balances and transactions have been eliminated.

Use of Estimates

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

NOTE 1:        Summary of Significant Accounting Policies (continued)

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions.

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

Investment Securities

Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held-to-maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

Debt securities not classified as held-to-maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains (losses) on securities available-for-sale are included in non-interest income (expense) and, if applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific identification method.

Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

NOTE 1:        Summary of Significant Accounting Policies (continued)

Loans

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that changes can occur in the allowance for loan losses. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

Premises and Equipment

Land is carried at cost. Other premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line and double declining balance method based principally on the estimated useful lives of the assets ranging from three to forty years. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

NOTE 1:        Summary of Significant Accounting Policies (continued)

Other Real Estate

Other real estate comprises properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value at the date acquired. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to net operating loss carryforwards and differences between the basis of the allowance for loan losses, intangibles, securities and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files consolidated federal income tax returns with its subsidiaries.

Intangibles

Intangibles consist of organizational cost and goodwill. In April 1998, the American Institute of Certified Public Accounts issued Statement of Position 98-5, “Reporting on the Cost of Startup Activities” (SOP 98-5), effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that startup and organizational cost be expensed as they are incurred. The goodwill intangible represents premiums paid on the purchase of assets and deposit liabilities. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. Effective for accounting years beginning after December 15, 2001, SFAS No. 142 provides new standards for how intangible assets are accounted for upon their acquisition and how goodwill and other intangible assets are accounted for after they have been initially recognized. SFAS No. 142 requires that goodwill be assigned to specific reporting units and reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair market value. The adoption of this statement did not have a material impact on the Company’s financial statements.

At December 31, 2002, the Company’s intangible assets totaling $125,000 consisted entirely of goodwill associated with the purchase of assets and assumption of deposit liabilities. Because the

NOTE 1:        Summary of Significant Accounting Policies (continued)

transaction resulting in the recording of this goodwill occurred after June 30, 2001, the intangible asset is evaluated for impairment on an annual basis and not amortized monthly over a predetermined useful life. All organizational and start-up cost have been expensed as incurred.

Statements of Cash Flows

The Company considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

Restriction On Cash And Due From Banks

The Bank is required to maintain reserve funds in vault cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2002 was $414,000 and the required reserve at December 31, 2001 was $279,000.

The Bank maintains cash balances of several other financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2002, balances in excess of the amount insured were $1,534,714. At December 31, 2001, balances in excess of the amount insured were $1,317,140.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the fair value based method, the value of the award is measured at the grant date and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to measure compensation cost for its stock option plans under the provisions in APB Opinion 25.

NOTE 1:        Summary of Significant Accounting Policies (continued)

Mortgage Rate Premiums

Vision Bank originates mortgage loans that are pre-approved and funded at closing by the secondary market purchaser. Mortgage rate premiums received on these loans from the purchaser are recognized as income at the time the loan is funded.

Advertising Costs

Advertising costs are expensed as incurred.

Earnings Per Share

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by Statement of Financial Accounting Standards No. 128, Earnings per Share. Potentially dilutive common shares of 25,332 were included in computing diluted EPS at December 31, 2002. Potentially dilutive common shares of 43,330 at December 31, 2001 were not included in computing diluted EPS because their effect was antidilutive. There were no dilutive shares at December 31, 2000.

Reclassification

Certain amounts in 2000 and 2001 have been reclassified to conform to the 2002 presentation. These reclassifications are immaterial and had no effect on net income.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The new standard for business combinations is effective after July 1, 2001. The adoption of FASB No. 141 did not have a material impact on the Company’s financial statements.

In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial

NOTE 1:        Summary of Significant Accounting Policies (continued)

statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Now, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. The new standards for goodwill and other intangible assets are effective fiscal years beginning after December 10, 2001 with earlier application permitted. The adoption of FASB No. 142 did not have a material impact on the Company’s financial statements.

In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The new standards are effective fiscal years beginning after June 15, 2002. The adoption of FASB No. 143 did not have a material impact on the Company’s financial statements.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The new standards are effective fiscal years beginning after December 31, 2001. The adoption of FASB No. 144 did not have a material impact on the Company’s financial statements.

In October 2002, the Financial Accounting Standards Board issued FASB Statement No. 147, Acquisition of Certain Financial Institutions. This Statement brought all acquisitions completed after October 1, 2002, except for transactions between mutual enterprises, under the guidance of FASB No. 141, Business Combinations, and FASB No. 142, Goodwill and Other Intangible Assets. It also required reclassification to goodwill of any unidentifiable intangible assets that was acquired in a business combination. If an unidentifiable intangible asset was recognized in the purchase of net

NOTE 1:        Summary of Significant Accounting Policies (continued)

assets and activities that did not constitute business, it was not reclassified to goodwill and continues to be amortized in accordance with the previous guidance. The adoption of FASB No. 147 did not have a material impact on the Company’s financial statements.

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This statement provides alternative methods of transition for entities that elect to change to the fair value method of accounting for stock-based compensation that was introduced with SFAS No. 123. The standard also required prominent disclosure, in both annual and interim financial information, of how an entity’s accounting policy decision with respect to stock-based compensation impacts reported net income. The adoption of FASB No. 148 did not have a material impact on the Company’s financial statements. Vision Bancshares’ accounting policy for stock-based compensation and its impact on reported net income are discussed above in the section on Stock-Based Compensation.

[The remainder of this page intentionally left blank]

NOTE 2:        Investment Securities

The amortized cost of securities available-for-sale and their approximate fair values are as follows:

	December 31, 2002

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U. S. Treasury Securities	$—	$—	$—	$—
Federal Agency Securiites	—	—	—	—
Mortgage-backed Securities	11,630,564	182,320	—	11,812,884

Total Debt Securities	11,630,564	182,320	—	11,812,884

Common Stock	365,984	—	—	365,984
Preferred Stock	—	—	—	—

Total Equity Securities	365,984	—	—	365,984

Total Available-for-Sale Securities	$11,996,547	$182,320	$—	$12,178,867

	December 31, 2001

U. S. Treasury Securities	$—	$—	$—	$—
Federal Agency Securiites	2,063,284	72,026	—	2,135,310
Mortgage-backed Securities	9,893,604	45,738	132,179	9,807,162

Total Debt Securities	11,956,888	117,764	132,179	11,942,472

Common Stock	365,984	—	—	365,984
Preferred Stock	—	—	—	—

Total Equity Securities	365,984	—	—	365,984

Total Available-for-Sale Securities	$12,322,872	$117,764	$132,179	$12,308,456

[The remainder of this page intentionally left blank]

NOTE 2:        Investment Securities (continued)

The amortized cost and estimated fair value of debt securities available-for-sale at December 31, 2002, by contractual maturity, are as follows:

As of December 31, 2002:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$—	$—
After one year through five years	3,656,607	3,690,684
After five year through ten years	2,765,261	2,826,980
After ten years	5,208,696	5,295,220

Total investment in debt securities	$11,630,564	$11,812,884

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses are determined on the basis of specific identification. During 2002 and 2001, sales proceeds and gross realized gains and losses on securities classified as available for sale were:

	Years Ended December 31,

	2002	2001	2000

Sales Proceeds	$5,401,876	$2,987,946	$61,575

Gross Realized Losses	$—	$—	$—

Gross Realized gains	$183,654	$—	$—

Securities with a carrying value of $8,245,842 were pledged at December 31, 2002 and securities with a carrying value of $11,445,487 were pledged at December 31, 2001 to secure certain deposits.

NOTE 3:        Loans and Allowances for Loan Losses

Loans are summarized as follows:

	Years Ended December 31,

	2002	2001

Loans
Commercial loans	$53,388,088	$37,021,368
Consumer loans	8,725,520	7,445,870
Real estate loans - Construction	42,200,250	25,802,594
Home equity loans - Mortgage	4,562,956	7,925,158

	$108,876,814	$78,194,990

The Bank has entered into transactions with certain directors, executive officers, significant stockholders, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2002 was $6,238,335. During 2002, new loans made to such related parties amounted to $8,051,641 and payments amounted to $4,880,413. The aggregate amount of loans to such related parties at December 31, 2001 was $3,067,107. During 2001, new loans made to such related parties amounted to $1,731,076 and payments amounted to $1,097,992.

The total investment in impaired loans at December 31, 2002 and 2001 was $154,079 and $170,451, respectively, of which all were on nonaccrual status except for one loan of approximately $7,500. The related valuation reserve for impaired loans, included in the Company’s allowances for loan losses, was $104,079 at December 31, 2002 and $73,521 at December 31, 2001. There was no amount of interest income recognized on impaired loans during 2002 and 2001.

Other non-accrual loans at December 31, 2002 and 2001 amounted to $152,014 and $15,309, respectively. The average non-accrual loan balances outstanding during 2002 and 2001, were $361,500 and $202,000, respectively. The difference between gross interest income that would have been recorded in each period if nonaccruing loans, including impaired loans on non-accrual status, had been current in accordance with their original terms and the amount of interest income on those loans that was included in each period’s net income was $37,683 for the year ended December 31, 2002, $9,862 for the year ended December 31, 2001 and $0 for the year ended December 31, 1999. The bank had no commitments to loan additional funds to borrowers of non-accrual loans.

NOTE 3:        Loans and Allowances for Loan Losses (continued)

The allowance for loan losses is summarized as follows:

	Years Ended December 31,

	2002	2001

Allowance for Loan Losses
Balances, beginning of year	$1,013,340	$396,025
Provision for losses	615,907	654,720
Loans charged off, net of recoveries	(239,610)	(37,405)

Balances, end of year	$1,389,637	$1,013,340

NOTE 4:        Premises and Equipment

A summary of premises and equipment:

	Years Ended December 31,

	2002	2001

Leasehold Improvements	$285,185	$244,945
Buildings	76,281	76,281
Furniture, Fixtures & Equipment	1,456,463	768,371
Automobiles	43,471	19,500
Construction in Progress	14,809	108,470

	1,876,209	1,217,567
Less: Accumulated Depreciation	(317,559)	(162,230)

	$1,558,650	$1,055,337

Depreciation expense was $154,340, $100,158 and $60,167 for the years ended December 31, 2002, 2001 and 2000 respectively.

[The remainder of this page intentionally left blank]

NOTE 5:        Deposits

Deposit account balances are summarized as follows:

	Years Ended December 31,

	2002	2001

Noninterest bearing	$13,137,526	$6,733,749
Interest-bearing	9,685,710	8,408,869
Savings Deposits	43,635,260	27,651,836
Certificates of Deposits less than $100,000	25,715,531	30,433,598
Certificates of Deposits of $100,000 or more	23,374,000	11,841,664
Time Deposit Open Accounts	2,000,000	2,000,000

	$117,548,027	$87,069,716

Certificates maturing in years ending December 31, as of December 31, 2002:

2003	$2,220,421
2004	8,931,418
2005	6,850,841
2006	9,268,848
2007 and thereafter	21,818,006

$49,089,534

The bank held related party deposits of approximately $9,440,491 and $2,360,061 at December 31, 2002 and 2001, respectively.

NOTE 6:        Income Taxes

The consolidated provision for income taxes for the years ended December 31, 2002, 2001 and 2000 consists of the following:

	Years Ended December 31,

Income Tax Expense:	2002	2001	2000

Current Tax Expense	$17,732	$—	$—
Deferred Tax (Benefit)	43,912	(162,539)	(241,892)

	$61,644	$(162,539)	$(241,892)

NOTE 6:        Income Taxes (continued)

The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

	Years Ended December 31,

	2002	2001	2000

Federal Statutory Income Tax at 34%	$52,039	$(185,965)	$(221,635)
State Income Taxes, Net of Federal Tax Benefit	6,719	(13,674)	(20,257)
Corporate Owned Life Insurance	772	3,021
Disallowed Meals & Entertainment	2,169	4,884
Other	(55)	29,195

	$61,644	$(162,539)	$(241,892)

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

	Years Ended December 31,

	2002	2001

Deferred Tax Assets:
Allowance for Possible Loan losses	$375,097	$373,922
Net Operating Loss Carryforward	—	110,997
Alternative Minimum Tax Credit Carryforward	12,604	—
Charitable Contribution Carryforward	11,730	7,493
Unamortized Intangible Assets	257,401	107,489
Unrealized Loss on Securities
Available for Sale	—	5,319
Other	875	—

Total Deferred Tax Assets	657,707	605,220

Deferred Tax Liabilities:
Fixed Assets	$149,415	$43,451
Investment Securities	1,339	7,762
Unrealized Gain on Securities Available-for-Sale	67,275	—
Other	3,930	—

Total Deferred Tax Liability	221,959	51,213

Net Deferred Tax Asset	$435,748	$554,007

Management believes it is more likely than not the Company will generate taxable income sufficient to realize the deferred tax benefit. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to income tax expense.

NOTE 7:        Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk at December 31, 2002 were as follows:

Commitments to extend credit	$9,588,000
Standby letters of credit	2,800,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration date or other termination clauses and may require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

The Company has available as a source of short-term financing the purchase of federal funds from three correspondent commercial banks. These available lines totaled $4,250,000 at December 31, 2002. As a member of the Federal Home Loan Bank (FHLB) of Atlanta, Vision Bank also has access to various credit programs offered through the FHLB. The Bank has an approved credit availability equal to 10% of the Bank’s assets, as reported on the most recent quarterly financial information submitted to the appropriate regulatory agency, subject to the pledging of eligible collateral to secure any advances. At December 31, 2002, the Bank’s credit availability was approximately $3,697,000. The Bank had no outstanding advances from FHLB at December 31, 2002.

NOTE 7:        Financial Instruments with Off-Balance Sheet Risk (continued)

The Bank has not been required to perform on any financial guarantees or incurred any losses on its commitments.

NOTE 8:        Concentration of Credit

The Company maintains cash deposits with various commercial banks in Alabama. The total cash balances are insured by the FDIC up to $100,000. Total uninsured balances held at other commercial banks amounted to $1,534,714 and $1,317,140, at December 31, 2002 and 2001, respectively.

In addition to cash deposits, Vision Bank had $14,113,000 and $2,603,000 in unsecured federal funds sold to one of its correspondent banks at December 2002 and 2001, respectively.

NOTE 9:        Employee Benefit Plan

The Bank has a retirement savings 401(k) plan in which substantially all employees may participate. This plan allows the employee to contribute a minimum of 1% to a maximum of 15% of their total compensation annually. The Bank provides a matching contribution to the Plan of 50% of the employees contribution up to 6% of total annual compensation, thus allowing contributions totaling 21% of the employees annual compensation. The Bank’s expense for the plan was $38,019 and $21,225 for the years ended December 31, 2002 and 2001, respectively.

NOTE 10:      Regulatory Capital

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possible additional discretionary – actions by regulators that, if taken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Vision Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Vision Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Bank meets all capital adequacy requirements to which it is subject.

NOTE 10:      Regulatory Capital (continued)

Under applicable banking regulations, the Company and Vision Bank were considered well capitalized at both December 31, 2002 and 2001.

The following table sets forth the actual capital ratios at December 31, 2002 and 2001, for the Company and the Bank, as well as the minimum total risk-based, Tier 1 risked based and Tier 1 leverage ratios required to be classified as adequately capitalized and well capitalized.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002
Total Risk-Based Capital
(to Risk-Weighted Assets)
Consolidated	$22,935,059	20.07%	$9,143,501	8.00%	$11,429,377	10.00%
Vision Bank	13,164,764	11.57	9,100,581	8.00	11,375,727	10.00

Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	21,545,422	18.85	4,571,751	4.00	6,857,626	6.00
Vision Bank	11,775,127	10.35	4,550,291	4.00	6,625,436	6.00

Tier 1 Leverage Capital
(to Average Assets)
Consolidated	21,545,422	15.96	4,571,751	4.00	5,714,688	5.00
Vision Bank	11,775,127	8.71	4,550,291	4.00	5,687,863	5.00

As of December 31, 2001
Total Risk-Based Capital
(to Risk-Weighted Assets)
Consolidated	$11,140,086	13.63%	$6,536,175	8.00%	$8,170,219	10.00%
Vision Bank	10,279,783	12.59	6,533,935	8.00	8,167,419	10.00

Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	10,126,746	12.39	3,268,088	4.00	4,902,131	6.00
Vision Bank	9,266,443	11.35	3,266,968	4.00	4,900,452	6.00

Tier 1 Leverage Capital
(to Average Assets)
Consolidated	10,126,746	10.31	3,268,088	4.00	4,085,110	5.00
Vision Bank	9,266,443	9.30	3,266,968	4.00	4,083,710	5.00

NOTE 11:      Related Party Transactions

In March 2000, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank’s Gulf Shores, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for one year with an option to renew the lease for one additional term of one year. The monthly rent on this lease was in an amount of $2,640 per month. Payments to Gulf Shores Investment Group, LLC for this lease totaled approximately $5,280, and $26,400 during the twelve months ended December 31, 2001 and 2000, respectively. In addition, Vision Bank agreed to pay the real estate taxes and utility expenses furnished to the premises. This lease expired in March 2001.

In March 2000, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank’s Orange Beach, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for one year with an option to renew the lease for one additional term of one year. The monthly rent on this lease was in an amount of $1,975 per month. Payments to Gulf Shores Investment Group, LLC for this lease totaled approximately $3,950, $23,700 and $19,750 during the twelve-month periods ended December 31, 2002, 2001 and 2000, respectively. In addition, Vision Bank agreed to pay the real estate taxes and utility expenses furnished to the premises. This lease expired in March 2002.

In March 2001, Vision Bank entered into a lease agreement, as tenant with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property in which Vision Bank’s Gulf Shores, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease is nine years with options to renew the lease for three additional terms of three years each. The monthly rent on this lease is in an amount of $15,700 per month. Lease payments to Gulf Shores Investment Group, LLC totaled approximately $188,400 and $155,039 during the twelve months ended December 31, 2002 and 2001, respectively. Vision Bank also agreed to pay the landlord an additional sum to be adjusted periodically, beginning after the first year of the lease, to coincide with the operating cost that the landlord shall pay or becomes obligated to pay in connection with the ownership and operation of the building. In addition, Vision Bank agreed to pay the real estate taxes, utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

In March 2002, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank’s Orange Beach, Alabama office is located. Gulf

NOTE 11:      Related Party Transactions (continued)

Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for nine years with an option to renew the lease for three additional terms of three years each. The monthly rent on this lease is in an amount of $10,320 per month. Lease payments to Gulf Shores Investment Group, LLC totaled $103,200 during the twelve months ended December 31, 2002 compared to none for the same period of 2001 and 2000. Vision Bank also agreed to pay the landlord an additional sum to be adjusted periodically, beginning after the first year of the lease, to coincide with the operating cost that the landlord shall pay or becomes obligated to pay in connection with the ownership and operation of the building. In addition, Vision Bank agreed to pay the real estate taxes, utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

The Company engaged three independent appraisers to prepare separate analysis, using an income approach and comparable lease cost, in determining lease payment amounts with regard to related party leases. These analyses were submitted and approved by Vision Bank’s primary regulators. The Skipper Insurance Agency, of which George W. Skipper, III (a director and principal shareholder of Vision Bancshares, Inc.) is an owner, provides insurance coverage, including but not limited to fire and extended coverage, general liability, fidelity bond and directors and officers liability insurance, for Vision Bancshares, Inc., Vision Bank and Vision Bancshares Financial Group, Inc. The Company paid gross premiums to The Skipper Insurance Agency of $114,765 in 2002 compared to $48,175 in 2001 and $17,702 in 2000. In the opinion of the Company, the cost of these services is at least as favorable as those that could have been obtained from an unaffiliated party.

Vision Bancshares Financial Group, Inc. (“Financial Group”), a wholly owned subsidiary of Vision Bank, was incorporated in 2002 to conduct permissible insurance and securities networking activities. The Financial Group is licensed with the Alabama Department of Insurance as a producer. In October 2002, the Financial Group entered into a Services Agreement with Skipper Insurance Agencies (“Skipper Insurance”) whereby Skipper Insurance would market and sell insurance products through the Financial Group to customers of Vision Bank. One or more employees of Skipper Insurance serve as dual employees of the Financial Group. Pursuant to the Services Agreement, Skipper Insurance pays the Financial Group fifty percent (50%) of all dual employees' agent commissions under the New York Standard Contract attributable to the sale of insurance products and twenty percent (20%) of Skipper Insurance's commissions attributable to the sale of property and casualty insurance products. During 2002, the Financial Group received approximately $40,000 in commissions from Skipper Insurance. In the opinion of the Company, this agreement for services is at least as favorable as those that could have been obtained from an unaffiliated party.

NOTE 12:      Leases

In March 2000, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank’s Gulf Shores, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for one year with an option to renew the lease for one additional term of one year. The monthly rent on this lease was in an amount of $2,640 per month. Payments to Gulf Shores Investment Group, LLC for this lease totaled approximately $5,280, and $26,400 during the twelve months ended December 31, 2001 and 2000, respectively. In addition, Vision Bank agreed to pay the real estate taxes and utility expenses furnished to the premises. This lease expired in March 2001.

In March 2000, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property (ground lease) on which Vision Bank’s Orange Beach, Alabama office is

NOTE 12:     Leases (continued)

located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for one year with an option to renew the lease for one additional term of one year. The monthly rent on this lease was in an amount of $1,975 per month. Lease payments to Gulf Shores Investment Group, LLC totaled approximately $3,950, $23,700 and $19,750 during the twelve-month periods ended December 31, 2002, 2001 and 2000, respectively. In addition, Vision Bank agreed to pay the real estate taxes and utility expenses furnished to the premises. This lease expired in March 2002.

In March 2001, Vision Bank entered into a lease agreement, as tenant with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property in which Vision Bank’s Gulf Shores, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease is nine years with options to renew the lease for three additional terms of three years each. The monthly rent on this lease is in an amount of $15,700 per month. Payments to Gulf Shores Investment Group, LLC for this lease totaled approximately $188,400 and $155,039 during the twelve months ended December 31, 2002 and 2001, respectively. Vision Bank also agreed to pay the landlord an additional sum to be adjusted periodically, beginning after the first year of the lease, to coincide with the operating cost that the landlord shall pay or becomes obligated to pay in connection with the ownership and operation of the building. In addition, Vision Bank agreed to pay the real estate taxes, utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

In March 2002, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank’s Orange Beach, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for nine years with an option to renew the lease for three additional terms of three years each. The monthly rent on this lease is in an amount of $10,320 per month. Payments to Gulf Shores Investment Group, LLC for this lease totaled $103,200 during the twelve months ended December 31, 2002 compared to none for the same period of 2001 and 2000. Vision Bank also agreed to pay the landlord an additional sum to be adjusted periodically, beginning after the first year of the lease, to coincide with the operating cost that the landlord shall pay or becomes obligated to pay in connection with the ownership and operation of the building. In addition, Vision Bank agreed to pay the real estate taxes, utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

In May 2000, the Company entered into an arrangement, as tenant, with Gulf Sand and Gravel, an independent third party, pursuant to which the Company and Vision Bank leased commercial office

NOTE 12:     Leases (continued)

space located at 224 West 19th Avenue, Gulf Shores, Alabama. The amount of space leased and the use of the space have varied from time-to-time. Vision Bank leased approximately 1,000 square feet to house its Accounting and Operations departments. This arrangement was on a month-to-month basis and could be canceled by either party with 30 days notice. The last rent on this space was $1,850 per month. Rental payments to Gulf Sand and Gravel totaled approximately $2,584, $12,900 and $12,350 during the twelve months ended December 31, 2002, 2001 and 2000, respectively. This lease expired in February 2002 and Vision Bank relocated these departments to its new Orange Beach facilities in February 2002.

In November 2000, Vision Bank entered into a lease agreement, as tenant, with Lisha May Harrison, Tanya Harrison and Lamar Harrison (the “Lessors”), independent third parties, pursuant to which Vision Bank leased the real property on which its Point Clear, Alabama branch is located. The initial term of this lease is for five years with options to renew the lease for three additional terms of five years each. The lease provides for increases in the monthly rental payments on each renewal option exercised. The current rent on this lease is $900 per month. Lease payments to the Lessors totaled $10,800 and $10,800 during the twelve months ended December 31, 2002 and 2001, compared to none for the same period of 2000. Vision Bank also agreed to pay the cost of maintaining the physical repair of the building. In addition, Vision Bank agreed to pay the real estate taxes, utilities, and to maintain fire and extended coverage and general liability insurance coverage for the real property.

In June 2001, Vision Bank acquired a branch located at 1190 South McKenzie, Foley, Alabama, from Union Planters Bank. As a part of this acquisition, Vision Bank assumed the lease with D.I.D. Market Development Co., an independent third party, pursuant to which Vision Bank leased the premises for its Foley, Alabama branch. This lease arrangement was on a month-to-month basis and was canceled in May 2002. The rent on this lease was $1,715 per month. Lease payments to D.I.D. Market Development Co. totaled approximately $8,003 and $8,575 during the twelve months ended December 31, 2002 and 2001, compared to none for the same period of 2000.

In May 2002, Vision Bank entered into a lease agreement, as tenant, with Magnolia Land Company (the “Lessors”), an Alabama corporation unaffiliated with the Company pursuant to which Vision Bank leased the real property on which its Foley, Alabama branch is located. The term of the lease was for six months and ten days with the option to renew the lease on a month-to-month basis, under the same covenants, conditions and rental rates, until such time that the Lessor completes the construction of the Lessee’s new building and said new building is ready to be occupied. The monthly rent on this lease is in an amount of $1,625 per month. Lease payments to the Lessors totaled $11,899 during the twelve months ended December 31, 2002, compared to none for the same period of 2001 and 2000. Vision Bank agreed to pay utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

NOTE 12:     Leases (continued)

In September 2002, the Company entered into a verbal lease arrangement, as the tenant, with Shoppes At Edgewater, a Florida corporation unaffiliated with the Company, pursuant to which the Company leased the real property on which the temporary operations center for Vision Bank, FSB (a federal saving bank in organization) is located. The term of the verbal lease arrangement was on a month-to-month basis until such time Vision Bank, FSB received all regulatory approvals to commence operation. After receiving the necessary approvals on December 30, 2002, Vision Bank, FSB entered into a written lease agreement effective January 2003. The term of the written lease agreement is for a period of two years with options to renew the lease for two additional periods of five years each. The monthly rent on this lease is in the amount of $3,000 per month. Lease payments to Shoppes At Edgewater for this lease totaled $11,600 for the twelve months ended December 31, 2002. As a part of the verbal lease arrangement and the written lease agreement, the Company and Vision Bank, FSB agreed to pay real estate taxes, utilities and a common area maintenance fee and to maintain public liability and property damage insurance and to pay a pro-rata portion, on a pro-rata square footage basis, for fire and extended coverage for the real property.

Total rental expense totaled $332,076, $224,214 and $58,500 for the years ended December 31, 2002, 2001 and 2000 respectively.

Future minimum lease payments for all leases at December 31, 2002 are as follows:

Operating

Years Ending December 31,
2003	$323,040
2004	323,040
2005	323,040
2006	321,240
2007	312,240
Thereafter	800,360

Total minimum lease payments	$2,402,960

NOTE 13:     Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities and Securities Available for Sale – For debt securities and marketable equity securities held either for investment purposes or for sale, fair value equals quoted market price, if

NOTE 13:     Fair Value of Financial Instruments (continued)

available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loan Receivables – For variable rate loans, the carrying value is considered to approximate their fair value. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities – The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposit of similar remaining maturities.

Commitments to Extend Credit and Standby Letters of Credit – The value of the unrecognized financial instruments is estimated based on the related fee income associated with the commitments, which is not material to the Company’s financial statements at December 31, 2002.

The estimated fair values of the Company’s financial instruments are as follows:

	Year Ending December 31,

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and Short-term Investments	$16,742,192	$16,742,192	$4,745,537	$4,745,537
Securities Available-for-Sale	12,178,867	12,178,867	12,308,456	12,308,456
Loans	108,876,814		78,194,990
Less: Allowance for Loan losses	(1,389,637)		(1,013,340)

Loans, Net	107,487,177	110,422,000	77,181,650	80,166,560

TOTAL	$136,408,236	$139,343,059	$94,235,643	$97,220,553

Financial Liabilities
Deposits	$117,548,027	$130,305,000	$87,069,716	$88,919,339

TOTAL	$117,548,027	$130,305,000	$87,069,716	$88,919,339

NOTE 14:     Other Expense

The following amounts were included in other expense:

	2002	2001

Telephone	$97,564	$86,349
Insurance	73,133	36,444
Taxes and Licenses	41,145	51,323
Travel and Entertainment	40,153	74,563
Training	29,806	16,810
Postage and Delivery	88,454	63,337
Dues and Subscriptions	40,633	15,815
Other	259,575	252,608

	$670,463	$597,249

NOTE 15:     Stock Plans

The Company has adopted an Incentive Stock Compensation (“Plan”) to provide an incentive to certain officers and key management employees of the Company and its subsidiary. Options granted under the Plan must be at a price not less than the fair market value of the shares at the date of grant.

As of December 31, 2001, the Company had reserved 150,000 shares for issuance under the Plan. At its annual meeting in June 2002, the shareholders approved an increase of an additional 75,000 shares for an aggregate of 225,000 shares of common stock for issuance under the Plan. All options expire no more than ten years from the date of grant, or 90 days after an employee’s termination. At December 31, 2002, approximately 125,500 shares remained available for the granting of options under the Plan.

The Plan’s Administration Committee determines vesting periods. The options issued during 2002, 2001 and 2000 under the Plan have vesting requirements. The option recipients are required to remain in the employment of the Company for three years to fully vest in the options granted. These options become exercisable on a pro-rata basis over the vesting period. Of the 99,500 options granted under the Plan, 44,625 options were vested at December 31, 2002. In the event of a change in control, options issued under this plan, become 100 percent vested.

The Company has adopted a Director Stock Plan (“Director’s Plan”) whereby directors of the Company and its subsidiary may receive Common Stock in lieu of cash directors’ fees. As of December 31, 2001, the Company had reserved 150,000 shares for issuance under the Director’s Plan. At its annual meeting in June 2002, the shareholders approved an increase of an additional 75,000 shares for an aggregate of 225,000 shares of common stock for issuance under the Director’s Plan. The Director’s Plan Administration Committee determines vesting periods. The options issued during 2000 and 2002, under the Director’s Plan, were 100 percent vested at the date of grant. All

NOTE 15:      Stock Plans (continued)

options expire no more than ten years from the date of grant. At December 31, 2002, approximately 137,000 shares remained available for the granting of options under the Director’s Plan.

The Company has adopted an Employee Stock Purchase Plan that provides active full-time employees with a convenient way to become shareholders of the Company. Employees have the opportunity to subscribe to purchase shares of a series of offerings occurring at six-month intervals. There are 7,500 shares authorized for issuance under this Plan from authorized but unissued shares. As of December 31, 2002, 1,955 shares were issued under the Plan. The total subscription liability under the Plan for all covered employees totaled 1,485 shares as of December 31, 2002. Approximately 4,060 shares remained available for subscription under this Plan.

Following is a summary of the transactions in Common Stock under the Plan and the Director’s Plan:

	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 2000	135,000	$10.00

Granted, Year Ended December 31, 2001	12,500	15.00
Exercised or Expired, Year Ended December 31, 2001	(5,000)	(10.00)

Balance, December 31, 2001	142,500	10.44

Granted, Year Ended December 31, 2002	55,000	15.00
Exercised or Expired, Year Ended December 31, 2002	(10,000)	(10.00)

Balance, December 31, 2002	187,500	$11.80

At December 31, 2002, the total shares outstanding and exercisable under the Plan and the Director’s Plan were as follows:

	Number Outstanding	Average Remaining Life (In Years)	Options Exercisable

Options with Exercise Price of $10.00	120,000	7.7	100,500
Options with Exercise Price of $15.00	67,500	8.9	32,125

Total outstanding, December 31, 2002	187,500		132,625

As permitted by Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS 23), the Company has chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its Plans.

NOTE 15:      Stock Plans (continued)

Accordingly, no compensation cost has been recognized for options granted under the Incentive Plan. Had compensation cost for the Company’s Plan been determined based on the fair value at the grant dates for awards under the Plan, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

Net Income (Loss)
As reported	$91,412	$(384,418)	$(409,976)
Pro forma	(63,719)	(419,833)	(677,302)

Earnings (Loss) Per Share (Basic and Diluted)	$0.09	$(0.44)	$(0.64)
As reported	$(0.06)	$(0.48)	$(1.06)
Pro forma

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002: dividend yield of 2.00%; expected volatility of 20%, risk-free interest rate of 5.01%, and expected lives of ten years. The weighted-average assumptions used for grants in 2001: dividend yield of 2.00%; expected volatility of 20%, risk-free interest rates of 5.05%, and expected lives of ten years. The weighted-average assumptions used for grants in 2000: dividend yield of 2.00%; expected volatility of 20%, risk-free interest rates of 6.00%, and expected lives of ten years. The weighted average fair value of options granted during 2002, 2001 and 2000 was $4.47, $4.49 and $3.30, respectively.

The Company has adopted an Employee Stock Purchase Plan that provides active full-time employees with a convenient way to become shareholders of the Company. Employees will have the opportunity to subscribe to purchase shares of a series of offerings occurring at six-month intervals. There are 7,500 shares authorized for issuance under this Plan from authorized but unissued shares. As of December 31, 2002, 1,955 shares were issued under the Plan. The total subscription liability under the Plan for all covered employees totaled 1,485 shares as of December 31, 2002. Approximately 4,060 shares remained available for subscription under this Plan.

NOTE 15:      Other Borrowings

In July 2002, the Company established a $400,000 line of credit for short-term operating capital needs. This line of credit bears an interest rate that floats with Wall Street prime with a floor rate of 5% and expires on December 31, 2002. On December 13, 2002, the Company made a $100,000 draw against this line of credit which was repaid on December 30, 2002. As of December 31, 2002, the Company had no drawn outstanding against this line of credit.

NOTE 15:      Business Combinations

On July 13, 2001, Vision Bank, the Company’s bank subsidiary, consummated a transaction whereby Vision Bank purchased certain assets and assumed certain liabilities from the Foley, Alabama branch office of Union Planters Bank. This transaction was accounted for using the purchase method of accounting. In exchange for the assumption of approximately $2,436,000 in liabilities, Vision Bank received approximately $1,346,000 in cash, $954,000 in loans, net of unearned interest, $11,000 in other assets and $125,000 of intangible assets. The results of operations is included in the accompanying financial statements since the date of acquisition.

NOTE 16:      Condensed Parent Company Information

Statements of Financial Condition

	December 31

	2002	2001

Assets
Cash and due from banks	$9,410,387	$840,223
Investment in subsidiaries	12,015,173	9,382,349
Deferred tax assets	242,644	10,770
Other assets	293,853	17,227

Total Assets	$21,962,057	$10,250,569

Liabilities and Stockholders’ Equity
Accounts payable	$10,110	$7,917
Other liabilities	166,480	—

Total Liabilities	$176,590	$7,917

Stockholders’ Equity

Common stock, $1.00 par value; 10,000,000 authorized;1,819,333 and 1,043,280 shares issued and outstanding at December 31, 2002 and 2001, respectively	1,819,333	1,043,280

Preferred stock $1.00 par value; 1,000,000 authorized; -0- shares issued and outstanding	—	—
Additional paid-in capital	20,761,907	10,210,697
Retained earnings	(910,816)	(1,002,228)
Unrealized Gain (Loss) AFS Securities	115,043	(9,097)

Total Stockholders’ Equity	21,785,467	10,242,652

Total Liabilities and Stockholders’ Equity	$21,962,057	$10,250,569

[The remainder of this page intentionally left blank]

NOTE 16:      Condensed Parent Company Information (continued)

Statements of Income

	Years Ended December 31,

	2002	2001	2000

Income
Interest Income - Vision	$42,526	$47,910	$88,252
Other Income	—	—	320,595

Total Income	42,526	47,910	408,847

Interest Expense	—	—	3,307

Net Interest Income	42,526	47,910	405,540

Expenses
Salaries & Employee Benefits	93,353	37,051	27,000
Occupancy Expense	2,649	2,208	—
Legal Fee Expense	12,686	21,428	—
Accounting and Professional Fees	53,594	6,401	10,797
Organizational Expense	498,657	—	15,000
Miscellaneous Expense	32,485	7,009	2,823

Total Expense	693,424	74,097	55,620

Income/(loss) before income taxes and equity in undistributed earnings of subsidiaries	(650,898)	(26,187)	349,920
Income tax expense/(benefit)	(233,626)	(10,770)	120,343

Income before equity in undistributed earnings/(loss) of subsidiaries	(417,272)	(15,417)	229,577

Equity in undistributed earnings/(loss) of subsidiaries	508,684	(369,001)	(639,553)

Net Income/(Loss)	$91,412	$(384,418)	$(409,976)

[The remainder of this page intentionally left blank]

NOTE 16:      Condensed Parent Company Information (continued)

Statements of Cash Flows

	Years Ended December 31,

	2002	2001	2000

Cash Flows From Operating Activities:
Net loss	$91,412	$(384,418)	$(409,976)
Adjustments to reconcile net income to net cash provided by operations
Deferred income tax expense (benefit)	(233,626)	(10,770)	120,343
Loss (income) of subsidiary	(508,684)	369,001	639,553
Net change in:
Other assets	(40,482)	32,143	59,301
Other liabilities	168,673	(32,682)	(53,901)

Net cash provided by (used in) operating activities	(522,707)	(26,726)	355,320

Cash Flows From Investing Activities:
Investment in Vision Bank	(2,000,000)	(2,900,000)	(7,500,000)
Purchase of equipment	(234,392)	—	—
Proceeds from sale of premises and equipment	—	—	19,375

Net cash provided by (used in) investing activities	(2,234,392)	(2,900,000)	(7,480,625)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	11,327,263	2,976,034	7,885,472

Net cash provided by (used in) financing activities	11,327,263	2,976,034	7,885,472

Net increase/(decrease) in cash and cash equivalents	8,570,164	49,308	760,167

Cash and cash equivalents at beginning of period	840,223	790,915	30,748

Cash and cash equivalents at end of period	$9,410,387	$840,223	$790,915

Supplemental Cash Flow Information:
Cash paid during period for interest	$—	$—	$3,307
Cash paid during period for income taxes	$—	$—	$—

[The remainder of this page intentionally left blank]

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vision Bancshares, Inc.
By:	/s/ J. DANIEL SIZEMORE

J. Daniel Sizemore, Chairman, President and Chief Executive Officer

Date: March 25, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities indicated on March 25, 2003.

SIGNATURE	TITLE

/s/ WARREN BANACH, M.D	Director

Warren Banach, MD

/s/ GORDON BARNHILL, SR.	Director

Gordon Barnhill, Sr.

/s/ R. J. BILLINGSLEY, JR.	Director

R. J. Billingsley, Jr.

/s/ WILLIAM E. BLACKMON	Chief Financial Officer
Chief Accounting Officer
William E. Blackmon

/s/ J. DONALD BOGGUS JR.	Director

J. Donald Boggus, Jr.

/s/ JULIAN BRACKIN	Director

Julian Brackin

/s/ JAMES D. CAMPBELL	Director

James D. Campbell

Director

Joe C. Campbell

Director

Joey W. Ginn

/s/ CHARLES S. ISLER III	Director

Charles S. Isler III

/s/ ROBERT S. MCKEAN	Director

Robert S. McKean

/s/ WILLIAM D. MOODY	Director

William D. Moody

Director

Paige Dawson Ogletree

Director

James Ray Owen, Jr.

/s/ DONALD W. PEAK	Director

Donald W. Peak

/s/ RICK A. PHILLIPS	Director

Rick A. Phillips

/s/ DANIEL W. SCARBOROUGH	Director

Daniel W. Scarborough

/s/ J. DANIEL SIZEMORE	Chairman and Chief Executive Officer

J. Daniel Sizemore

/s/ GEORGE W. SKIPPER, III	Director

George W. Skipper, III

/s/ THOMAS GRAY SKIPPER	Director

Thomas Gray Skipper

Director

J. Douglas Warren

Director

Patrick Willingham

Director

Royce T. Winborne

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
FOR ANNUAL REPORT ON FORM 10-KSB

I, J. Daniel Sizemore, certify that:

1.             I have reviewed this annual report on Form 10-KSB of Vision Bancshares, Inc.;

2.             Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)             presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 25, 2003
	By:	/s/ J. DANIEL SIZEMORE

J. Daniel Sizemore, Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
FOR ANNUAL REPORT ON FORM 10-KSB

I, William E. Blackmon, certify that:

1.             I have reviewed this annual report on Form 10-KSB of Vision Bancshares, Inc.;

2.             Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)             presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 25, 2003
	By:	/s/ WILLIAM E. BLACKMON

William E. Blackmon, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Services Agreement, dated October 24, 2002 by and between Vision Bancshares Financial Group, Inc., Vision Bank, and Skipper Insurance Agencies.

21	Subsidiaries of Vision Bancshares, Inc.

23	Consent of Morrison & Smith, LLP, Independent Certified Public Accountants.

99.1	Certification by the Chief Executive Officer, dated March 25, 2003, of the Company’s December 31, 2002 Financial Statements.

99.2	Certification by the Chief Financial Officer, dated March 25, 2003, of the Company’s December 31, 2002 Financial Statements.