Form 10QSB
period 2003-03-31
VISION BANCSHARES INC
filed 2003-05-13
CIK 1095861

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes ☒  No ☐

As of March 31, 2003, Vision Bancshares had 1,885,586 shares of common stock outstanding.

VISION BANCSHARES, INC.
FORM 10-QSB
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2003	December 31, 2002

	(Unaudited)

Assets
Cash	$1,351,200	$896,243
Due from banks and federal funds sold	15,539,194	15,845,949
Investment securities available for sale	11,720,054	12,178,867
Loans	124,681,251	108,876,814
Less: Allowance for loan losses	(1,577,744)	(1,389,637)

Loans, net	123,103,507	107,487,177
Premises and equipment, net	1,875,627	1,558,650
Accrued interest receivable	615,733	604,061
Deferred tax benefit	579,716	435,748
Goodwill	125,002	125,002
Other assets	243,345	851,441

Total Assets	$155,153,378	$139,983,138

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$20,041,758	$13,137,526
Interest bearing	112,100,510	104,410,501

Total Deposits	132,142,268	117,548,027

Accrued interest payable	230,837	229,776
Other liabilities	255,892	419,868

Total Liabilities	132,628,997	118,197,671
Stockholders’ Equity
Common stock, $1.00 par value; 10,000,000 authorized;
1,885,586 and 1,819,333 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	1,885,586	1,819,333
Preferred stock $1.00 par value;
1,000,000 authorized; -0- shares issued and outstanding	—	—
Additional paid-in capital	21,631,701	20,761,907
Retained earnings	(1,017,493)	(910,816)
Accumulated other comprehensive income	24,587	115,043

Total Stockholders’ Equity	22,524,381	21,785,467

Total Liabilities and Stockholders’ Equity	$155,153,378	$139,983,138

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Interest Income:
Interest and fees on loans	$2,045,356	$1,663,237
Interest and dividends on investment securities-AFS	96,502	176,199
Interest income on federal funds sold	32,329	10,973
Other interest income	—	300

Total interest income	2,174,187	1,850,709
Interest Expense:
Interest on deposits	733,637	765,108
Interest on federal funds purchased	—	96

Total interest expense	733,637	765,204
Net interest income, before provision for loan losses	1,440,550	1,085,505
Provision for loan losses	218,400	153,907

Net interest income, after provision for loan losses	1,222,150	931,598
Noninterest Income:
Service charges on deposits accounts	139,429	89,374
Gain on sale of securities	151,523	—
Other noninterest income	147,417	146,884

Total noninterest income	438,369	236,258
Noninterest Expense:
Salaries and benefits	980,064	734,319
Net occupancy	212,329	107,064
Equipment expense	73,016	42,848
Data processing expense	73,066	40,719
Organization expense	65,464	32,415
Professional fees	60,059	55,689
Printing and office supplies	43,565	31,726
Advertising expense	27,223	22,855
Other noninterest expense	290,307	132,598

Total noninterest expense	1,825,093	1,200,233

Income (loss) before income taxes	(164,574)	(32,377)
Income tax expense/(benefit)	(57,897)	(13,138)

Net Income (loss)	$(106,677)	$(19,239)

Earnings (loss) per share - basic & diluted	$(0.06)	$(0.02)

Average number of shares outstanding	1,850,215	1,043,481

See Notes to Consolidated Financial Statements.

VISION BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Net income/(loss)	$(106,677)	$(19,239)
Unrealized holding gains/(losses) arising during period	8,256	7,025
Reclassification adjustments for gains/(losses) on securities during the period, before income taxes	(151,523)	—

Other comprehensive income/(loss), before income taxes:	(143,267)	7,025
Income tax expense /(benefit) related to other Comprehensive Income	(52,811)	—

Unrealized gains/(losses) on investment securities available for sale arising during the period, net of income taxes	(90,456)	7,025

Other comprehensive income/(loss)	$(197,133)	$(12,214)

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash Flows From Operating Activities:
Net income (loss)	$(106,677)	$(19,239)
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	125,533	14,334
Provision for loan losses	218,400	153,907
Net loss (gains) on sales and other dispositions of foreclosed assets	6,409	—
Net (gains) loss on sales of premises and equipment	(272)	—
Net (gains) loss on sales of investment securities	(151,523)	—
Deferred income tax expense (benefit)	143,968	(13,138)
(Increase)/decrease in accrued interest receivable	(11,672)	42,219
Increase/(decrease) in accrued interest payable	1,061	(44,760)
(Increase)/decrease in other assets	(279,744)	853,565
Increase/(decrease) in other liabilities	(163,976)	(40,141)

Net cash provided by (used in) operating activities	(218,493)	946,747
Cash Flows From Investing Activities:
Proceeds from maturities/calls/paydown of investment securities available for sale	746,763	1,566,422
Proceeds from sales of investment securities	5,343,043	—
Purchases of investment securities available for sale	(5,664,603)	(1,770,722)
Net (increase)/decrease in loans outstanding	(15,834,730)	(6,745,234)
Proceeds from sales of foreclosed assets	646,307	—
Proceeds from sales of premises and equipment	18,727	—
Purchase of premises and equipment	(419,100)	(129,128)

Net cash provided by (used in) investing activities	(15,163,593)	(7,078,662)
Cash Flows From Financing Activities:
Net increase/(decrease) in demand, savings and time deposits	14,594,241	6,941,313
Proceeds from the issuance of common stock	936,047	5,810

Net cash provided by (used in) financing activities	15,530,288	6,947,123

Net increase/(decrease) in cash and cash equivalents	148,202	815,208
Cash and cash equivalents at beginning of period	16,742,192	4,745,537

Cash and cash equivalents at end of period	$16,890,394	$5,560,745

Supplemental Cash Flow Information:
Cash paid during period for interest	$732,576	$809,964
Cash paid during period for income taxes	$—	$—

See Notes to Consolidated Financial Statements.

VISION BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on net income.

The consolidated financial statements include the accounts of Vision Bancshares, Inc. (“the Company”) and its bank subsidiaries, Vision Bank and Vision Bank, FSB. All significant intercompany balances and transactions have been eliminated.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB and the related amendments for the year ended December 31, 2002.

On April 16, 2002, the Company filed an application with the Office of Thrift Supervision (OTS) seeking permission to organize a federal savings bank chartered by the OTS. As of December 30, 2002, the Company had received all necessary approvals to open the federal savings bank. Vision Bank, FSB began operations on January 22, 2003. The main office for the proposed federal savings bank is located in Panama City, Florida. Vision Bank, FSB serves as a depository of funds and as a lender of credit for homes and other goods and services principally to customers in Panama City, Florida and the Florida panhandle.

In February 2003, Vision Bank filed an application with the State Banking Department seeking permission to establish a branch in Fairhope, Alabama. An application was also filed with the Federal Deposit Insurance Corporation as a part of this approval process. As of April 4, 2003, the Company had received all necessary approvals to establish the Fairhope branch.

Accounting Changes

During the quarter ended March 31, 2003 there were no changes in the Company’s critical accounting policies as reflected in the last report.

Stock Plans

At March 31, 2003, the Company had an Incentive Stock Compensation Plan and a Director Stock Plan, which are described more fully in Note 15 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,

	2003	2002

Net income/(loss), as reported	$(106,677)	$(19,239)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(19,738)	(17,615)

Pro forma net income	$(126,415)	$(36,854)
Earnings per share:
As reported	$(0.06)	$(0.02)

Proforma	$(0.07)	$(0.04)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Vision Bancshares, Inc. (“the Company”) and its subsidiaries and on their results of operations during the first quarter of 2003 and 2002. Virtually all of the Company’s operations are contained in its banking subsidiaries, Vision Bank and Vision Bank, FSB. Vision Bank is an Alabama state chartered bank that offers general retail and commercial banking services through four branch offices in Baldwin County, Alabama. Vision Bank, FSB is a federal savings bank chartered by the Office of Thrift Supervision (OTS) that serves as a depository of funds and as a lender of credit for homes and other goods and services through two branches in Bay County, Florida.

This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-QSB, particularly the preceding consolidated financial statements, notes and selected financial data. This discussion and analysis should be read in conjunction with the Company’s 2002 Annual Report on Form 10-KSB.

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

FINANCIAL CONDITION

March 31, 2003 compared to December 31, 2002

Loans and allowance for loan losses

Loans comprised the largest single category of the Company’s earning assets at March 31, 2003. Loans, net of unearned income and allowance for loan losses, were 79.3% of total assets at March 31, 2003 and 76.8% of total assets at December 31, 2002. Total loans were

$124,681 thousand at March 31, 2003, representing a $15,804 thousand, or 14.5%, increase from the December 31, 2002 total loans of $108,877 thousand. Real estate loans increased $6,981 thousand, or 14.9%, to $53,744 thousand at March 31, 2003 from $46,763 thousand at December 31, 2002, while commercial loans increased $9,288 thousand, or 17.4%, to $62,676 thousand at March 31, 2003 from $53,388 thousand at December 31, 2002. Consumer and other loans decreased $465 thousand, or 5.3%, to $8,261 thousand at March 31, 2003 from $8,726 thousand at December 31, 2002. This growth in total loans outstanding during the first three months of 2003 resulted from continued loan demand in Vision Bank and the opening of Vision Bank, FSB in Panama City, Florida.

Investment Securities and Other Earning Assets

Investment securities decreased approximately $459 thousand, or 3.8%, to $11,720 thousand at March 31, 2003 from $12,179 thousand at December 31, 2002. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. At March 31, 2003, $9,177 thousand, or 78.3%, of the Company’s investment portfolio available for sale was pledged as collateral against government deposits. At March 31, 2003, the Company had other short-term investments in the form of federal funds sold of $9,675 thousand.

Asset Quality

At March 31, 2003, the Company had non-performing assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing investment securities and other real estate) totaling $313 thousand, compared to $912 thousand in non-performing assets at December 31, 2002. This reduction reflects a 100.0% decline in other real estate owned mainly due to the sale of a large piece of foreclosed property. Non-accrual loans increased $7 thousand, or 2.2%, to $313 thousand at March 31, 2003 compared to $306 thousand at December 31, 2002. At March 31, 2003, the Company’s non-accrual loans consisted of $248 thousand in commercial loans and $65 thousand in loans to consumers. The ratio of the allowance for loan losses to total non-performing assets decreased to 152.3% at March 31, 2003 from 437.1% at December 31, 2002. The ratio of non-performing loans to total loans, net of unearned income, was 0.3% and the ratio of non-performing assets to total assets was 0.2%. The Company had no restructured loans or non-accruing investment securities at March 31, 2003. The Company had no other real estate owned at March 31, 2003.

The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. The allowance is based upon management’s estimated range of those losses. Actual losses for these loans may vary significantly from this estimate. The Company’s allowance for loan losses was $1,578 thousand and $1,390 thousand at March 31, 2003 and December 31, 2002, respectively. The ratio of the allowance for loan losses to total loans, net of unearned income, was 1.27% at March 31, 2003 and 1.28% at December 31, 2002. The Company’s net charged-off loans (defined as charged-off loans less loan recoveries) were $30 thousand during the three months ended March 31, 2003 compared to $65 thousand for the same period of 2002. Management believes that the allowance for loan losses at March 31, 2003 is adequate to absorb known risk in the Company’s loan portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company’s loan portfolio or additional provisions to the allowance for loan losses.

Deposits

Deposits are the Company’s primary source of funds with which to support its earning assets. Total deposits were $132,142 thousand at March 31, 2003, an increase of approximately $14,594 thousand, or 12.4%, over total deposits of $117,548 thousand at year-end 2002. Non-interest bearing deposits increased $6,904 thousand, or 52.6%, from year-end 2002 to March 31, 2003, while interest-bearing deposits at March 31, 2003 increased $7,690 thousand, or 7.4%, from year-end 2002. Of the total growth in interest-bearing deposits, $6,064 thousand occurred in certificates of deposits. This represents 78.9% of the total growth in interest bearing deposits. Certificates of deposit of $100,000 or more increased $4,119 thousand, or 16.2%, to $29,493 thousand at March 31, 2003 from approximately $25,374 thousand at year-end 2002.

Borrowed Funds

The Company had no borrowed funds outstanding at March 31, 2003 or December 31, 2002.

Stockholders’ Equity

The Company’s stockholders’ equity increased $739 thousand, or 3.4%, from $21,785 thousand at December 31, 2002 to $22,524 thousand at March 31, 2003. The increase resulted primarily from proceeds from the issuance of additional common stock of $936 thousand. This increase was partially offset by a net loss of $107 thousand and a reduction of $90 thousand in accumulated other comprehensive income.

Liquidity

Proceeds from the sale of stock and dividends paid by Vision Bank and Vision Bank, FSB are the primary sources of funds available to the Company for payment of operating expenses and dividends to its shareholders. The Board of Directors has not declared or paid a dividend during 2003. As new corporations, it is not likely that Vision Bancshares or its bank subsidiaries will achieve in their early years of operations a level of profitability that would justify or allow the payment of dividends. Vision Bancshares has not and will not likely generate any significant earnings on its own, and it will depend upon the payment of dividends by its subsidiaries, if it is to pay dividends on its common stock. It is expected that for at least the next year of operation for Vision Bank and Vision Bank, FSB, all earnings will be retained by the subsidiaries for their future needs. State and federal banking laws restrict the payment of dividends by banks, and in no event may dividends be paid by Vision Bank, FSB during the first three years of operation without the approval of the Federal Deposit Insurance Corporation and the OTS.

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Funds are also available through the purchase of federal funds from other commercial banks. As a member of FHLB of Atlanta Vision Bank also have access to various credit programs to assist with liquidity needs. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable Company cash position.

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

Vision Bancshares, Inc., Vision Bank and Vision Bank, FSB are all considered well capitalized at March 31, 2003 under the financial institutions regulatory framework. Tier I Leverage capital ratio is defined as the ratio of Tier I capital to total quarterly average assets. The subsidiaries agreed with the banking regulators to maintain a minimum Tier I Leverage capital ratio of 8.00% during the de novo periods. The following presents Vision Bancshares, Inc., Vision Bank and Vision Bank, FSB’s capital position at March 31, 2003:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2003

Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$23,952,535	18.26%	$10,495,512	8.00%	$13,119,390	10.00%
Vision Bank	13,499,112	11.18	9,657,923	8.00	12,072,403	10.00
Vision Bank, FSB	6,960,853	64.68	860,983	8.00	1,076,229	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	22,374,791	17.05	5,247,756	4.00	7,871,634	6.00
Vision Bank	12,019,768	9.96	4,828,961	4.00	7,243,442	6.00
Vision Bank, FSB	6,862,453	63.76	430,492	4.00	645,737	6.00
Tier 1 Leverage Capital (to Average Assets)
Consolidated	22,374,791	15.16	5,907,428	4.00	7,384,285	5.00
Vision Bank	12,019,768	9.01	5,338,045	4.00	6,672,556	5.00
Vision Bank, FSB	6,862,453	61.29	447,881	4.00	559,851	5.00

Comparison of Results of Operations for the Three Months Ended
March 31, 2003 and March 31, 2002

Summary

The Company recorded consolidated net loss after tax for the quarter ended March 31, 2003 of $107 thousand, a $88 thousand or 463.2% increase compared to last year’s first quarter loss of $19 thousand. This consolidated net loss for the first quarter of 2003 consisted of net income of $245 thousand for Vision Bank, net income of $286 thousand for Vision Bancshares, Inc. and net loss of $638 thousand for Vision Bank, FSB. Consolidated basic and diluted net loss per share was $0.06 and $0.02 for the three months ended March 31, 2003 and 2002, respectively. The increase in the Company’s net loss was primarily due to the opening of Vision Bank, FSB on January 22, 2003.

Net Interest Income

Net interest income, the difference between the interest revenues on interest-bearing assets and the cost of interest-bearing liabilities, is the largest component of the Company’s revenues. Interest income increased by $323 thousand or 17.5% to $2,174 thousand for the three months ended March 31, 2003 from $1,851 thousand for the three months ended March 31, 2002. Interest and fee income on loans increased $382 thousand or 23.0% partially due to an increase of 39.8% in the average loan portfolio balance to $112,955 thousand for the three months ended March 31, 2003 from $80,792 thousand for the comparable period in 2002. Interest income on investment securities decreased $80 thousand or 45.5% due to a decrease in the average securities portfolio balance of $628 thousand combined with a decline in the yield due to repositioning of the portfolio.

Interest expense on deposit accounts decreased $31 thousand or 4.1% to $734 thousand for the three months ended March 31, 2003 from $765 thousand for the three months ended March 31, 2002. Interest expense on deposits decreased due to the decrease in the rate paid on the average interest-bearing deposits. This was somewhat offset by the growth of $21,190 thousand, or 25.5%, in the average balance outstanding of interest bearing deposit liabilities. Interest expense on federal funds purchased was $0 for the three months ended March 31, 2003 and 2002.

As a result of these changes, net interest income, before provision for loan losses, increased $355 thousand, or 32.7%, in the three months ended March 31, 2003, compared to the same period of 2002.

Provision for Loan Losses

The provision for loan losses is charged to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. The provisions for loan losses were approximately $218 thousand and $154 thousand during the three months ended March 31, 2003 and 2002, respectively. This represented an increase of $64 thousand or 41.6%. Net charge-offs (charged-off loans less recoveries) were $30 thousand during the three months ended March 31, 2003 compared to $65 thousand for the same period of 2002.

Non-interest Income

Non-interest income for the three months ended March 31, 2003 was $438 thousand, compared to $236 thousand for the same period of 2002. This increase of $202 thousand was primarily due to a $152 thousand gain realized on the sale of investment securities in January and an increase of $50 thousand in service charges on deposit accounts.

Non-interest Expenses

Non-interest expenses for the three months ended March 31, 2003 were $1,825 thousand, reflecting a $625 thousand, or 52.1%, increase over $1,200 thousand for the same period of 2002. The increases were spread over all categories and were mainly a result of the increase in overhead expenses associated with the opening of Vision Bank, FSB in Panama City, Florida and the growth and expansion activities of Vision Bank during this period.

Income Taxes

The income tax benefit for the three months ended March 31, 2003 was $58 thousand (an effective rate of 35.2%) compared to a tax benefit of $13 thousand for the comparable 2002 period (an effective rate of 40.6%). The income tax benefit was due to the net operating loss before taxes. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.

Item 3. Controls and Procedures

Within 90 days prior to the date of this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and with the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls procedures are functioning effectively to provide reasonable assurance that the Company is meeting its disclosure obligations.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls since the date the Company carried out its evaluation. The design of any system of internal controls and procedures is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the first three months of 2003, Vision Bancshares’ Employee Stock Purchase Plan issued 1,270 shares of common stock at 85% of the price of the shares on the date such shares were subscribed. Under the Employee Stock Purchase Plan, 100 shares were issued at a price of $8.50 per share (85% of $10.00) and 1,170 shares were issued at a price of $12.75 per share (85% of $15.00). Sales pursuant to the Employee Stock Purchase Plan have been made in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933 and pursuant to SEC Rule 701.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports

(a)

The exhibits listed in the Exhibit Index at page 20 of this Form 10-QSB are filed herewith.

(b)

Reports on Form 8-K

A report on Form 8-K and a related report on Form 8-K/A (the “Reports”) were filed by Vision Bancshares, Inc. (the “Company”) on March 14, 2003 and March 18, 2003, respectively. The Reports were filed because the Company changed the independent accounting firm that performs audits of its financial statements for external reporting purposes.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vision Bancshares, Inc.
By:	/s/ J. DANIEL SIZEMORE

J. Daniel Sizemore, Chairman, Chief Executive Officer and President
Date:	May 8, 2003
By:	/s/ WILLIAM E. BLACKMON

William E. Blackmon, Chief Financial Officer and Chief Accounting Officer
Date:	May 8, 2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Dated:     May 8, 2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Dated:     May 8, 2003

By:	/s/ WILLIAM E. BLACKMON

William E. Blackmon, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

99.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002