Form 10QSB
period 2003-06-30
VISION BANCSHARES INC
filed 2003-08-13
CIK 1095861

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Yes ☒    No ☐

As of June 30, 2003, Vision Bancshares had 1,887,161 shares of common stock outstanding.

VISION BANCSHARES, INC.
FORM 10-QSB
INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2003	December 31, 2002

	(Unaudited)
Assets
Cash	$2,232,591	$896,243
Due from banks and federal funds sold	14,412,084	15,845,949
Investment securities available for sale	12,393,291	12,178,867
Loans	142,959,483	108,876,814
Less: Allowance for loan losses	(1,744,011)	(1,389,637)

Loans, net	141,215,472	107,487,177
Premises and equipment, net	1,879,960	1,558,650
Accrued interest receivable	694,312	604,061
Deferred tax benefit	566,637	435,748
Goodwill	125,002	125,002
Other assets	710,037	851,441

Total Assets	$174,229,386	$139,983,138

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$26,697,961	$13,137,526
Interest bearing	124,351,522	104,410,501

Total Deposits	151,049,483	117,548,027

Accrued interest payable	241,267	229,776
Other liabilities	325,726	419,868

Total Liabilities	151,616,476	118,197,671
Stockholders’ Equity
Common stock, $1.00 par value; 10,000,000 authorized; 1,887,161 and 1,819,333 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	1,887,161	1,819,333
Preferred stock $1.00 par value; 1,000,000 authorized; -0- shares issued and outstanding	—	—
Additional paid-in capital	21,655,503	20,761,907
Retained earnings	(999,410)	(910,816)
Accumulated other comprehensive income	69,656	115,043

Total Stockholders’ Equity	22,612,910	21,785,467

Total Liabilities and Stockholders’ Equity	$174,229,386	$139,983,138

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Interest Income:
Interest and fees on loans	$2,409,555	$1,837,714	$4,454,911	$3,500,951
Interest and dividends on investment securities-AFS	82,959	223,824	179,461	400,023
Interest income on federal funds sold	28,886	14,699	61,215	25,672
Other interest income	—	(300)	—	—

Total interest income	2,521,400	2,075,937	4,695,587	3,926,646
Interest Expense:
Interest on deposits	787,347	830,894	1,520,984	1,596,002
Interest on federal funds purchased	—	—	—	96

Total interest expense	787,347	830,894	1,520,984	1,596,098
Net interest income, before provision for loan losses	1,734,053	1,245,043	3,174,603	2,330,548
Provision for loan losses	166,825	148,000	385,225	301,907

Net interest income, after provision for loan losses	1,567,228	1,097,043	2,789,378	2,028,641
Noninterest Income:
Service charges on deposits accounts	152,294	107,153	291,723	196,527
Gain on sale of securities	—	—	151,523	—
Other noninterest income	159,983	147,107	307,400	293,991

Total noninterest income	312,277	254,260	750,646	490,518
Noninterest Expense:
Salaries and benefits	1,058,014	664,410	2,038,078	1,398,729
Net occupancy	216,955	125,590	429,284	232,654
Equipment expense	78,259	44,799	151,275	87,647
Data processing expense	80,125	43,527	153,191	84,246
Organization expense	(996)	173,801	64,468	206,216
Professional fees	72,040	60,608	132,099	116,297
Printing and office supplies	45,193	31,060	88,758	62,786
Advertising expense	43,672	17,935	70,895	40,790
Other noninterest expense	262,768	153,641	553,075	286,239

Total noninterest expense	1,856,030	1,315,371	3,681,123	2,515,604

Income (loss) before income taxes	23,475	35,932	(141,099)	3,555
Income tax expense/(benefit)	5,392	18,668	(52,505)	5,530

Net Income (loss)	$18,083	$17,264	$(88,594)	$(1,975)

Earnings (loss) per share - basic & diluted	$0.01	$0.02	$(0.05)	$(0.00)

Average number of shares outstanding	1,885,949	1,043,896	1,868,181	1,043,689

See Notes to Consolidated Financial Statements.

VISION BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income/(loss)	$18,083	$17,264	$(88,594)	$(1,975)
Unrealized holding gains/(losses) arising during period	72,525	297,037	80,781	308,169
Reclassification adjustments for gains/(losses) on securities during the period, before income taxes	—	—	(151,523)	—

Other comprehensive income/(loss), before income taxes:	72,525	297,037	(70,742)	308,169
Income tax expense/(benefit) related to other Comprehensive Income	27,457	109,606	(25,355)	113,714

Unrealized gains/(losses) on investment securities available for sale arising during the period, net of income taxes	45,068	187,431	(45,387)	194,455

Other comprehensive income/(loss)	$63,151	$204,695	$(133,981)	$192,480

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash Flows From Operating Activities:
Net income (loss)	$(88,594)	$(1,975)
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	269,490	71,584
Provision for loan losses	385,225	301,907
Net loss (gains) on sales and other dispositions of foreclosed assets	6,280	—
Net (gains) loss on sales of premises and equipment	12,536	—
Net (gains) loss on sales of investment securities	(151,523)	—
Deferred income tax expense (benefit)	(130,889)	784
(Increase)/decrease in accrued interest receivable	(90,251)	8,384
Increase/(decrease) in accrued interest payable	11,491	(23,025)
(Increase)/decrease in other assets	(485,828)	750,475
Increase/(decrease) in other liabilities	(94,142)	2,916

Net cash provided by (used in) operating activities	(356,205)	1,111,050
Cash Flows From Investing Activities:
Proceeds from maturities/calls/paydown of investment securities available for sale	2,138,389	2,634,716
Proceeds from sales of investment securities	5,343,043	—
Purchases of investment securities available for sale	(7,715,853)	(3,785,914)
Net (increase)/decrease in loans outstanding	(34,113,520)	(19,582,646)
Proceeds from sales of foreclosed assets	646,307	—
Proceeds from sales of premises and equipment	19,027	—
Purchase of premises and equipment	(521,585)	(208,343)

Net cash provided by (used in) investing activities	(34,204,192)	(20,942,187)
Cash Flows From Financing Activities:
Net increase/(decrease) in demand, savings and time deposits	33,501,456	18,227,148
Proceeds from the issuance of common stock	961,424	7,012

Net cash provided by (used in) financing activities	34,462,880	18,234,160

Net increase/(decrease) in cash and cash equivalents	(97,517)	(1,596,977)
Cash and cash equivalents at beginning of period	16,742,192	4,745,537

Cash and cash equivalents at end of period	$16,644,675	$3,148,560

Supplemental Cash Flow Information:
Cash paid during period for interest	$1,509,493	$1,619,123
Cash paid during period for income taxes	$8,000	$—

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

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB and the related amendments for the year ended December 31, 2002.

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

In February 2003, Vision Bank filed an application with the State Banking Department seeking permission to establish a branch in Fairhope, Alabama. An application was also filed with the Federal Deposit Insurance Corporation as a part of this approval process. As of April 4, 2003, the Company had received all necessary approvals to establish the Fairhope branch. Vision Bank’s Fairhope branch opened for business on July 14, 2003.

Accounting Changes

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosures required by FIN 45 improve the transparency of the financial statement information about the guarantor’s obligations and liquidity risks related to guarantees issued. This interpretation also incorporates, without change, the guidance in Financial Accounting Standards Board Interpretation No. 34 (“FIN 34”), “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superceded. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

During the quarter ended June 30, 2003 there were no changes in the Company’s critical accounting policies as reflected in the last report.

Stock Plans

At June 30, 2003, the Company had an Incentive Stock Compensation Plan and a Director Stock Plan, which are described more fully in Note 15 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income/(loss), as reported	$18,083	$17,264	$(88,594)	$(1,975)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(22,157)	(19,730)	(41,895)	(37,345)

Pro forma net income	$(4,074)	$(2,466)	$(130,489)	$(39,320)
Earnings per share:
As reported	$0.01	$(0.02)	$(0.05)	$—

Proforma	$—	$—	$(0.07)	$(0.02)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Vision Bancshares, Inc. (“the Company”) and its subsidiaries and on their results of operations during the first six months 2003 and 2002. Virtually all of the Company’s operations are contained in its banking subsidiaries, Vision Bank and Vision Bank, FSB. Vision Bank is an Alabama state chartered bank that offers general retail and commercial banking services through four branch offices in Baldwin County, Alabama. Vision Bank, FSB is a federal savings bank chartered by the Office of Thrift Supervision (OTS) that serves as a depository of funds and as a lender of credit for homes and other goods and services through two branches in Bay County, Florida.

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

FINANCIAL CONDITION

June 30, 2003 compared to December 31, 2002

Loans and allowance for loan losses

Loans comprised the largest single category of the Company’s earning assets at June 30, 2003. Loans, net of unearned income and allowance for loan losses, were 81.1% of total assets at

June 30, 2003 and 76.8% of total assets at December 31, 2002. Total loans were $142,959 thousand at June 30, 2003, representing a $34,082 thousand, or 31.3%, increase from the December 31, 2002 total loans of $108,877 thousand. Real estate loans increased $13,636 thousand, or 29.2%, to $60,399 thousand at June 30, 2003 from $46,763 thousand at December 31, 2002, while commercial loans increased $19,915 thousand, or 37.3%, to $73,303 thousand at June 30, 2003 from $53,388 thousand at December 31, 2002. Consumer and other loans increased $531 thousand, or 6.1%, to $9,257 thousand at June 30, 2003 from $8,726 thousand at December 31, 2002. This growth in total loans outstanding during the first six months of 2003 resulted from continued loan demand in Vision Bank and the opening of Vision Bank, FSB in Panama City, Florida.

Investment Securities and Other Earning Assets

Investment securities increased approximately $214 thousand, or 1.8%, to $12,393 thousand at June 30, 2003 from $12,179 thousand at December 31, 2002. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. At June 30, 2003, $9,045 thousand, or 73.0%, of the Company’s investment portfolio available for sale was pledged as collateral against government deposits. At June 30, 2003, the Company had other short-term investments in the form of federal funds sold of $9,906 thousand.

Asset Quality

At June 30, 2003, the Company had non-performing assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing investment securities and other real estate) totaling $281 thousand, compared to $912 thousand in non-performing assets at December 31, 2002. This reduction reflects the liquidation of all other real estate owned. The Company had no other real estate owned at June 30, 2003. Non-accrual loans decreased $25 thousand, or 8.2%, to $281 thousand at June 30, 2003 compared to $306 thousand at December 31, 2002. At June 30, 2003, the Company’s non-accrual loans consisted of $216 thousand in commercial loans and $65 thousand in loans to consumers. The ratio of the allowance for loan losses to total non-performing assets increased to 620.6% at June 30, 2003 from 152.3% at December 31, 2002. The ratio of non-performing loans to total loans, net of unearned income, was 0.2% and the ratio of non-performing assets to total assets was 0.2%. The Company had no restructured loans or non-accruing investment securities at June 30, 2003.

The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. The allowance is based upon management’s estimated range of those losses. Actual losses for these loans may vary significantly from this estimate. The Company’s allowance for loan losses was $1,744 thousand and $1,390 thousand at June 30, 2003 and December 31, 2002, respectively. The ratio of the allowance for loan losses to total loans, net of unearned income, was 1.22% at June 30, 2003 and 1.28% at December 31, 2002. The Company’s net charged-off loans (defined as charged-off loans less loan recoveries) were $31 thousand during the six months ended June 30, 2003 compared to $80 thousand for the same period of 2002.

Management believes that the allowance for loan losses at June 30, 2003 is adequate to absorb known risk in the Company’s loan portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company’s loan portfolio or additional provisions to the allowance for loan losses.

Deposits

Deposits are the Company’s primary source of funds with which to support its earning assets. Total deposits were $151,049 thousand at June 30, 2003, an increase of approximately $33,501 thousand, or 28.5%, over total deposits of $117,548 thousand at year-end 2002. Non-interest bearing deposits increased $13,560 thousand, or 103.2%, from year-end 2002 to June 30, 2003, while interest-bearing deposits at June 30, 2003 increased $19,941 thousand, or 19.1%, from year-end 2002. Of the total growth in interest-bearing deposits, $16,932 thousand occurred in certificates of deposits. This represents 84.9% of the total growth in interest bearing deposits. Certificates of deposit of $100,000 or more increased $8,110 thousand, or 32.0%, to $33,484 thousand at June 30, 2003 from approximately $25,374 thousand at year-end 2002.

Borrowed Funds

The Company had no borrowed funds outstanding at June 30, 2003 or December 31, 2002.

Stockholders’ Equity

The Company’s stockholders’ equity increased $828 thousand, or 3.8%, from $21,785 thousand at December 31, 2002 to $22,613 thousand at June 30, 2003. The increase resulted primarily from proceeds from the issuance of additional common stock of $961 thousand. This increase was partially offset by a net loss of $88 thousand and a reduction of $45 thousand in accumulated other comprehensive income.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Funds are also available through the purchase of federal funds from other commercial banks. As a member of FHLB of Atlanta Vision Bank also has access to various credit programs to assist with liquidity needs. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable Company cash position.

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

Vision Bancshares, Inc., Vision Bank and Vision Bank, FSB are all considered well capitalized at June 30, 2003 under the financial institutions regulatory framework. Tier I Leverage capital ratio is defined as the ratio of Tier I capital to total quarterly average assets. Vision Bank, FSB agreed with the banking regulators to maintain a minimum Tier I Leverage capital ratio of 8.00% during its de novo period. As a condition of the recent Fairhope, Alabama branch approval, Vision Bank has agreed with the State Banking Department to maintain a minimum Tier I leverage capital ratio of 7.00%. The following presents Vision Bancshares, Inc., Vision Bank and Vision Bank, FSB’s capital position at June 30, 2003:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2003
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$24,162,264	15.55%	$12,432,886	8.00%	$15,541,107	10.00%
Vision Bank	13,843,945	10.39	10,660,152	8.00	13,325,190	10.00
Vision Bank, FSB	6,854,129	29.86	1,836,094	8.00	2,295,118	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	22,418,253	14.43	$6,216,443	4.00	$9,324,664	6.00
Vision Bank	12,311,659	9.24	5,330,076	4.00	7,995,114	6.00
Vision Bank, FSB	6,642,404	28.94	918,047	4.00	1,377,071	6.00
Tier 1 Leverage Capital (to Average Assets)
Consolidated	22,418,253	13.62	6,587,655	4.00	8,234,569	5.00
Vision Bank	12,311,659	8.80	5,596,554	4.00	6,995,692	5.00
Vision Bank, FSB	6,642,404	41.19	644,975	4.00	806,218	5.00

Comparison of Results of Operations for the Three Months Ended
June 30, 2003 and June 30, 2002

Summary

The Company recorded consolidated net income after tax for the quarter ended June 30, 2003 of $18 thousand, a $1 thousand or 5.9% increase compared to last year’s first quarter net income of $17 thousand. This consolidated net income for the second quarter of 2003 consisted of net income of $292 thousand for Vision Bank, net loss of $220 thousand for Vision Bank, FSB and net loss of $54 thousand for Vision Bancshares, Inc. Consolidated basic and diluted net earnings per share was $0.01 and $0.02 for the three months ended June 30, 2003 and 2002, respectively.

Net Interest Income

Net interest income, the difference between the interest revenues on interest-bearing assets and the cost of interest-bearing liabilities, is the largest component of the Company’s revenues. Interest income increased by $445 thousand or 21.4% to $2,521 thousand for the three months ended June 30, 2003 from $2,076 thousand for the three months ended June 30, 2002. Interest and fee income on loans increased $572 thousand or 31.1% partially due to an increase of 44.1% in the average loan portfolio balance to $131,365 thousand for the three months ended June 30, 2003 from $91,161 thousand for the comparable period in 2002. Interest income on investment securities and federal funds sold decreased $126 thousand or 52.9%. This was due to additional interest income of $31 thousand on a callable bond that was called during June of the prior year combined with a decline in the yield due to restructuring of the portfolio.

Interest expense on deposit accounts decreased $44 thousand or 5.3% to $787 thousand for the three months ended June 30, 2003 from $831 thousand for the three months ended June 30, 2002. This decline was due to the decrease in the rate paid on the average interest-bearing deposits. This was somewhat offset by the growth of $34,930 thousand, or 41.2%, in the average balance outstanding of interest bearing deposit liabilities. Interest expense on federal funds purchased was $0 for the three months ended June 30, 2003 and 2002.

As a result of these changes, net interest income, before provision for loan losses, increased $489 thousand, or 39.3%, in the three months ended June 30, 2003, compared to the same period of 2002.

Provision for Loan Losses

The provision for loan losses is charged to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. The provisions for loan losses were approximately $167 thousand and $148 thousand during the three months ended June 30, 2003 and 2002, respectively. This represented an increase of $19 thousand or 12.8%. Net charge-offs (charged-off loans less recoveries) were $1 thousand during the three months ended June 30, 2003 compared to $15 thousand for the same period of 2002.

Non-interest Income

Non-interest income for the three months ended June 30, 2003 was $312 thousand, compared to $254 thousand for the same period of 2002. This increase was primarily due to an increase of $45 thousand in service charges on deposit accounts.

Non-interest Expenses

Non-interest expenses for the three months ended June 30, 2003 were $1,856 thousand, reflecting a $541 thousand, or 41.1%, increase over $1,315 thousand for the same period of 2002. The increases were spread throughout all expense categories and were mainly a result of the increase in overhead cost associated with the opening of Vision Bank, FSB in Panama City, Florida and the growth and expansion activities of Vision Bank during this period.

Income Taxes

The income tax expense for the three months ended June 30, 2003 was $5 thousand (an effective rate of 23.0%) compared to a tax expense of $19 thousand for the comparable 2002 period (an effective rate of 51.6%). The income tax expense was due to the net operating income before taxes. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.

Comparison of Results of Operations for the Six Months Ended
June 30, 2003 and June 30, 2002

Summary

The Company recorded consolidated net loss after tax for the six months ended June 30, 2003 of $89 thousand, a $87 thousand increase compared to last year’s first six months loss of $2 thousand. This consolidated net loss for the first six moths of 2003 consisted of net income of $537 thousand for Vision Bank, net loss of $858 thousand for Vision Bank, FSB and net income of $232 thousand for Vision Bancshares, Inc. Consolidated basic and diluted net income per share was $0.05 and $0.00 for the six months ended June 30, 2003 and 2002, respectively. The increase in the Company’s net loss was primarily due to the opening of Vision Bank, FSB on January 22, 2003.

Net Interest Income

Net interest income, the difference between the interest revenues on interest-bearing assets and the cost of interest-bearing liabilities, is the largest component of the Company’s revenues. Interest income increased by $769 thousand or 19.6% to $4,696 thousand for the six months ended June 30, 2003 from $3,927 thousand for the six months ended June 30, 2002. Interest and fee income on loans increased $954 thousand or 27.2% partially due to an increase of 43.4% in the average loan portfolio balance to $123,629 thousand for the six months ended June 30, 2003 from $86,223 thousand for the comparable period in 2002. Interest income on investment securities decreased $221 thousand or 55.3%. This was due to additional interest income of $31 thousand on a callable bond that was called during June of the prior year combined with a decrease in the average securities portfolio balance of $663 thousand and a decline in the yield due to the restructuring of the portfolio.

Interest expense on deposit accounts decreased $75 thousand or 4.7% to $1,521 thousand for the six months ended June 30, 2003 from $1,596 thousand for the six months ended June 30, 2002. Interest expense on deposits decreased due to the decrease in the rate paid on the average interest-bearing deposits. This was somewhat offset by the growth of $28,275 thousand, or 31.9%, in the average balance outstanding of interest bearing deposit liabilities. Interest expense on federal funds purchased was approximately $0 for the six months ended June 30, 2003 and 2002.

As a result of these changes, net interest income, before provision for loan losses, increased $844 thousand, or 36.2%, in the six months ended June 30, 2003, compared to the same period of 2002.

Provision for Loan Losses

The provision for loan losses is charged to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. The provisions for loan losses were approximately $385 thousand and $302 thousand during the six months ended June 30, 2003 and 2002, respectively. This represented an increase of $83 thousand or 27.5%. Net charge-offs (charged-off loans less recoveries) were $31 thousand during the six months ended June 30, 2003 compared to $80 thousand for the same period of 2002.

Non-interest Income

Non-interest income for the six months ended June 30, 2003 was $751 thousand, compared to $491 thousand for the same period of 2002. This increase of $260 thousand was primarily due to a $152 thousand gain realized on the sale of investment securities in January and an increase of $95 thousand in service charges on deposit accounts.

Non-interest Expenses

Non-interest expenses for the six months ended June 30, 2003 were $3,681 thousand, reflecting a $1,165 thousand, or 46.3%, increase over $2,516 thousand for the same period of 2002. The increases were spread over all categories and were mainly a result of the increase in overhead expenses associated with the opening of Vision Bank, FSB in Panama City, Florida and the growth and expansion activities of Vision Bank during this period.

Income Taxes

The income tax benefit for the six months ended June 30, 2003 was $53 thousand (an effective rate of 37.2%) compared to a tax expense of $6 thousand for the comparable 2002 period (an effective rate of 155.6%). The income tax benefit was due to the net operating loss before taxes. The effective tax rate in excess of the federal and state statutory tax rates in 2002 was due to the election to file on an unconsolidated basis at the state level and was also a result of permanent differences. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.

Item 3.   Controls and Procedures

As of the end of the period covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and with the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls procedures are functioning effectively to provide reasonable assurance that the Company is meeting its disclosure obligations.

Pursuant to an evaluation by the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, the Company has concluded that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2003, that has materially affected or is reasonably likely to affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities

During the first six months of 2003, Vision Bancshares’ Employee Stock Purchase Plan issued 1,345 shares of common stock at 85% of the price of the shares on the date such shares were subscribed. Under the Employee Stock Purchase Plan, 100 shares were issued at a price of $8.50 per share (85% of $10.00) and 1,245 shares were issued at a price of $12.75 per share (85% of $15.00). Sales pursuant to the Employee Stock Purchase Plan have been made in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933.

Item 3.   Defaults upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on June 30, 2003, at which the following matters were voted upon by the shareholders of the Company.

(a)        Election of Directors

The following Directors were elected to serve as Directors of the Company until the annual meeting of shareholders of the Company in the years indicated below or until their successors are elected and qualified. The vote with respect to such election was as follows:

Election of Eight (8) Directors to serve until 2006:

Name	Votes Cast In Favor	Votes Cast Against or Withheld
Gordon Barnhill	1,264,689	600
R.J. Billingsley, Sr.	1,197,689	67,600
Julian Brackin	1,259,689	5,600
Joe C. Campbell	1,264,689	600
Joey W. Ginn	1,264,689	600
Robert S. McKean	1,264,689	600
Paige Dawson Ogletree	1,259,589	5,700
J. Douglas Warren	1,264,689	600

In addition, the following directors hold office for terms continuing beyond the 2003 annual meeting: William D. Moody, James D. Campbell, Charles S. Isler, James R. Owen, Jr., Donald W. Peak, Rick A. Phillips, Royce T. Winborne, Warren Banach, J. Donald Boggus, Jr., Daniel M. Scarbrough, J. Daniel Sizemore, George W. Skipper, III, Thomas Gray Skipper and Patrick Willingham.

(b)        To Approve an amendment to the Employee Stock Purchase Plan

The shareholders of the Company ratified the proposal to amend the Employee Stock Purchase Plan by the following vote:

Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions or Broker Non-Votes
1,176,455	58,600	30,234

Item 5.   Other Information

None

Item 6.   Exhibits and Reports

(a)        The exhibits listed in the Exhibit Index at page 20 of this Form 10-QSB are filed herewith.

(b)        Reports on Form 8-K

A report on Form 8-K was filed by Vision Bancshares, Inc. (the “Company”) on May 8, 2003. The report was filed as a result of the Company’s press release announcing its results of operations for the three month period ended March 31, 2003.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vision Bancshares, Inc.
By:	/s/ J. DANIEL SIZEMORE

J. Daniel Sizemore, Chairman, Chief Executive Officer and President

Date: August 8, 2003
By:	/s/ WILLIAM E. BLACKMON

William E. Blackmon, Chief Financial Officer and Chief Accounting Officer
Date: August 8, 2003

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Rule 13a- 14(a)/15d- 14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer