Form 10QSB
period 2003-09-30
VISION BANCSHARES INC
filed 2003-11-13
CIK 1095861

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-88073

VISION BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Alabama	63-1230752
(State of Incorporation)	(IRS Employer Identification No.)

2201 West 1st Street

Gulf Shores, Alabama 36542

(Address of principal executive offices)

(251) 967-4212

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

As of September 30, 2003, Vision Bancshares had 1,888,171 shares of common stock outstanding.

VISION BANCSHARES, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash	$1,631,801	$896,243
Due from banks and federal funds sold	7,866,274	15,845,949
Investment securities available for sale	14,595,829	12,178,867

Loans	162,367,875	108,876,814
Less: Allowance for loan losses	(1,949,371)	(1,389,637)

Loans, net	160,418,504	107,487,177

Premises and equipment, net	2,039,023	1,558,650
Accrued interest receivable	729,661	604,061
Deferred tax benefit	623,753	435,748
Goodwill	125,002	125,002
Other assets	220,353	851,441

Total Assets	$188,250,200	$139,983,138

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$22,271,374	$13,137,526
Interest bearing	142,716,012	104,410,501

Total Deposits	164,987,386	117,548,027

Accrued interest payable	257,354	229,776
Other liabilities	422,210	419,868

Total Liabilities	165,666,950	118,197,671

Stockholders’ Equity

Common stock, $1.00 par value; 10,000,000 authorized; 1,888,171 and 1,819,333 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	1,888,171	1,819,333
Preferred stock $1.00 par value; 1,000,000 authorized; -0- shares issued and outstanding	—	—
Additional paid-in capital	21,667,493	20,761,907
Retained earnings/(deficit)	(944,478)	(910,816)
Accumulated other comprehensive income	(27,936)	115,043

Total Stockholders’ Equity	22,583,250	21,785,467

Total Liabilities and Stockholders’ Equity	$188,250,200	$139,983,138

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest Income:
Interest and fees on loans	$2,725,990	$1,949,928	$7,180,901	$5,450,879
Interest and dividends on investment securities-AFS	58,919	178,006	238,380	578,029
Interest income on federal funds sold	24,516	15,978	85,731	41,650
Other interest income	—	—	—	—

Total interest income	2,809,425	2,143,912	7,505,012	6,070,558

Interest Expense:
Interest on deposits	851,271	853,395	2,372,255	2,449,397
Interest on federal funds purchased	—	69	—	165

Total interest expense	851,271	853,464	2,372,255	2,449,562

Net interest income, before provision for loan losses	1,958,154	1,290,448	5,132,757	3,620,996
Provision for loan losses	249,098	78,000	634,323	379,907

Net interest income, after provision for loan losses	1,709,056	1,212,448	4,498,434	3,241,089

Noninterest Income:
Service charges on deposits accounts	162,730	117,840	454,453	314,367
Gain on sale of securities	—	—	151,523	—
Other noninterest income	238,334	154,461	545,734	448,452

Total noninterest income	401,064	272,301	1,151,710	762,819

Noninterest Expense:
Salaries and benefits	1,164,556	772,355	3,202,634	2,171,084
Net occupancy	231,204	129,688	660,488	362,342
Equipment expense	100,081	52,210	251,356	139,857
Data processing expense	92,932	46,570	246,123	130,816
Organization expense	—	126,658	64,468	332,874
Professional fees	74,331	42,259	206,430	158,556
Printing and office supplies	44,767	25,208	133,525	87,994
Advertising expense	31,240	12,521	102,135	53,311
Other noninterest expense	272,951	165,324	826,026	451,563

Total noninterest expense	2,012,062	1,372,793	5,693,185	3,888,397

Income (loss) before income taxes	98,058	111,956	(43,041)	115,511
Income tax expense/(benefit)	43,127	35,296	(9,378)	40,826

Net Income (loss)	$54,931	$76,660	$(33,663)	$74,685

Earnings (loss) per share - basic & diluted	$0.03	$0.07	$(0.02)	$0.07

Average number of shares outstanding	1,887,619	1,043,975	1,874,715	1,044,544

See Notes to Consolidated Financial Statements.

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income/(loss)	$54,931	$76,660	$(33,663)	$74,685

Unrealized holding gains/(losses) arising during period	(155,765)	70,295	(74,984)	378,464
Reclassification adjustments for (gains)/losses on securities during the period, before income taxes	—	—	(151,523)	—

Other comprehensive income/(loss), before income taxes:	(155,765)	70,295	(226,507)	378,464

Income tax expense /(benefit) related to other Comprehensive Income	(58,173)	25,938	(83,528)	139,652

Unrealized gains/(losses) on investment securities available for sale arising during the period, net of income taxes	(97,592)	44,355	(142,979)	238,810

Other comprehensive income/(loss)	$(42,661)	$121,015	$(176,642)	$313,495

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities:
Net income (loss)	$(33,663)	$74,685
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	428,821	113,813
Provision for loan losses	634,323	379,907
Net loss (gains) on sales and other dispositions of foreclosed assets	6,280	—
Net (gains) loss on sales of premises and equipment	12,552	—
Net (gains) loss on sales of investment securities	(151,523)	—
Deferred income tax expense (benefit)	(188,005)	(52,266)
(Increase)/decrease in accrued interest receivable	(125,600)	(9,763)
Increase/(decrease) in accrued interest payable	27,578	4,305
(Increase)/decrease in other assets	102,280	798,123
Increase/(decrease) in other liabilities	2,342	82,889

Net cash provided by (used in) operating activities	715,385	1,391,693

Cash Flows From Investing Activities:
Proceeds from maturities/calls/paydown of investment securities available for sale	4,215,803	3,447,009
Proceeds from sales of investment securities	5,343,043	—
Purchases of investment securities available for sale	(12,219,603)	(5,862,164)
Net (increase)/decrease in loans outstanding	(53,565,650)	(26,621,584)
Proceeds from sales of foreclosed assets	606,057	—
Proceeds from sales of premises and equipment	19,027	—
Purchase of premises and equipment	(771,962)	(291,238)

Net cash provided by (used in) investing activities	(56,373,285)	(29,327,977)

Cash Flows From Financing Activities:
Net increase/(decrease) in demand, savings and time deposits	47,439,359	31,938,868
Proceeds from the issuance of common stock	974,424	17,786

Net cash provided by (used in) financing activities	48,413,783	31,956,654

Net increase/(decrease) in cash and cash equivalents	(7,244,117)	4,020,370

Cash and cash equivalents at beginning of period	16,742,192	4,745,537

Cash and cash equivalents at end of period	$9,498,075	$8,765,907

Supplemental Cash Flow Information:
Cash paid during period for interest	$2,344,677	$2,445,257
Cash paid during period for income taxes	$12,000	$—

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

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB and the related amendments for the year ended December 31, 2002.

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

During the quarter ended September 30, 2003 there were no changes in the Company’s critical accounting policies as reflected in the last report.

Stock Plans

At September 30, 2003, the Company had an Incentive Stock Compensation Plan and a Director Stock Plan, which are described more fully in Note 15 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income/(loss), as reported	$54,931	$76,660	$(33,663)	$74,685
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(28,246)	(19,730)	(84,230)	(57,075)

Pro forma net income	$26,685	$56,930	$(117,893)	$17,610

Earnings per share:

As reported	$0.03	$0.07	$(0.02)	$0.07

Proforma	$0.01	$0.05	$(0.06)	$0.01

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Vision Bancshares, Inc. (“the Company”) and its subsidiaries and on their results of operations during the first nine months 2003 and 2002. Virtually all of the Company’s operations are contained in its banking subsidiaries, Vision Bank and Vision Bank, FSB. Vision Bank is an Alabama state chartered bank that offers general retail and commercial banking services through five branch offices in Baldwin County, Alabama. Vision Bank, FSB is a federal savings bank chartered by the Office of Thrift Supervision (OTS) that serves as a depository of funds and as a lender of credit for homes and other goods and services through two branches in Bay County, Florida.

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

FINANCIAL CONDITION

September 30, 2003 compared to December 31, 2002

Loans and allowance for loan losses

Loans comprised the largest single category of the Company’s earning assets at September 30, 2003. Loans, net of unearned income and allowance for loan losses, were 85.2%

of total assets at September 30, 2003 and 76.8% of total assets at December 31, 2002. Total loans were $162,368 thousand at September 30, 2003, representing a $53,491 thousand, or 49.1%, increase from the December 31, 2002 total loans of $108,877 thousand. Real estate loans increased $20,129 thousand, or 43.0%, to $66,892 thousand at September 30, 2003 from $46,763 thousand at December 31, 2002, while commercial loans increased $30,063 thousand, or 56.3%, to $83,451 thousand at September 30, 2003 from $53,388 thousand at December 31, 2002. Consumer and other loans increased $3,299 thousand, or 37.8%, to $12,025 thousand at September 30, 2003 from $8,726 thousand at December 31, 2002. This growth in total loans outstanding during the first nine months of 2003 resulted from continued loan demand in Vision Bank and the opening of Vision Bank, FSB in Panama City, Florida.

Investment Securities and Other Earning Assets

Investment securities increased approximately $2,417 thousand, or 19.8%, to $14,596 thousand at September 30, 2003 from $12,179 thousand at December 31, 2002. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. At September 30, 2003, $13,598 thousand, or 93.2%, of the Company’s investment portfolio available for sale was pledged as collateral against government deposits. At September 30, 2003, the Company had other short-term investments in the form of federal funds sold of $5,707 thousand.

Asset Quality

At September 30, 2003, the Company had non-performing assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing investment securities and other real estate) totaling $309 thousand, compared to $912 thousand in non-performing assets at December 31, 2002. This reduction reflects the liquidation of all other real estate owned. The Company had no other real estate owned at September 30, 2003. Non-accrual loans increased $3 thousand, or 1.0%, to $309 thousand at September 30, 2003 compared to $306 thousand at December 31, 2002. At September 30, 2003, the Company’s non-accrual loans consisted of $135 thousand in loans secured by real estate, $107 thousand in commercial loans and $67 thousand in loans to consumers. The ratio of the allowance for loan losses to total non-performing assets increased to 630.7% at September 30, 2003 from 152.3% at December 31, 2002. The ratio of non-performing loans to total loans, net of unearned income, was 0.2% and the ratio of non-performing assets to total assets was 0.2%. The Company had no restructured loans or non-accruing investment securities at September 30, 2003.

The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. The allowance is based upon management’s estimated range of those losses. Actual losses for these loans may vary significantly from this estimate. The Company’s allowance for loan losses was $1,949 thousand and $1,390 thousand at September 30, 2003 and December 31, 2002, respectively. The ratio of the allowance for loan losses to total loans, net of unearned income, was 1.20% at September 30, 2003 and 1.28% at December 31, 2002. The Company’s net charged-off loans (defined as charged-off loans less loan recoveries) were $75 thousand during the nine months ended September 30, 2003 compared to $80 thousand for the same period of 2002. Management believes that the allowance for loan losses at September 30, 2003 is adequate to absorb known risk in the Company’s loan portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company’s loan portfolio or additional provisions to the allowance for loan losses.

Deposits

Deposits are the Company’s primary source of funds with which to support its earning assets. Total deposits were $164,987 thousand at September 30, 2003, an increase of approximately $47,439 thousand, or 40.4%, over total deposits of $117,548 thousand at year-end 2002. Non-interest bearing deposits increased $9,134 thousand, or 69.5%, from year-end 2002 to September 30, 2003, while interest-bearing deposits at September 30, 2003 increased $38,306 thousand, or 36.7%, from year-end 2002. Of the total growth in interest-bearing deposits, $20,133 thousand occurred in certificates of deposits. This represents 52.6% of the total growth in interest bearing deposits. Certificates of deposit of $100,000 or more increased $9,425 thousand, or 37.1%, to $34,799 thousand at September 30, 2003 from approximately $25,374 thousand at year-end 2002.

Borrowed Funds

The Company had no borrowed funds outstanding at September 30, 2003 or December 31, 2002.

Stockholders’ Equity

The Company’s stockholders’ equity increased $797 thousand, or 3.7%, from $21,785 thousand at December 31, 2002 to $22,583 thousand at September 30, 2003. The increase resulted primarily from proceeds from the issuance of additional common stock of $974 thousand. This increase was partially offset by a net loss of $34 thousand and a reduction of $143 thousand in accumulated other comprehensive income.

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

Vision Bancshares, Inc., Vision Bank and Vision Bank, FSB are all considered well capitalized at the Tier 1 Capital and Tier 1 Leverage Capital level. Vision Bancshares, Inc., and Vision Bank, FSB are considered well capitalized at the Total Risk-Based Capital level and Vision Bank is considered adequately capitalized at the Total Risk-Based Capital level at September 30, 2003 under the financial institutions regulatory framework. Tier I Leverage capital ratio is defined as the ratio of Tier I capital to total quarterly average assets. Vision Bank, FSB agreed with the banking regulators to maintain a minimum Tier I Leverage capital ratio of 8.00% during its de novo period. As a condition of the recent Fairhope, Alabama branch approval, Vision Bank has agreed with the State Banking Department to maintain a minimum Tier I leverage capital ratio of 7.00%. The following presents Vision Bancshares, Inc., Vision Bank and Vision Bank, FSB’s capital position at September 30, 2003:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2003
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$24,435,555	13.19%	$14,824,922	8.00%	$18,531,152	10.00%
Vision Bank	14,250,936	9.07	12,569,087	8.00	15,711,358	10.00
Vision Bank, FSB	6,774,578	23.01	2,355,505	8.00	2,944,382	10.00

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	22,486,184	12.13	$7,412,461	4.00	$11,118,691	6.00
Vision Bank	12,590,388	8.01	6,284,543	4.00	9,426,815	6.00
Vision Bank, FSB	6,485,755	22.03	1,177,753	4.00	1,766,629	6.00

Tier 1 Leverage Capital (to Average Assets)
Consolidated	22,486,184	12.41	7,252,248	4.00	9,065,310	5.00
Vision Bank	12,590,388	8.25	6,103,160	4.00	7,628,950	5.00
Vision Bank, FSB	6,485,755	20.55	1,262,280	4.00	1,577,849	5.00

Comparison of Results of Operations for the Three Months Ended

September 30, 2003 and September 30, 2002

Summary

The Company recorded consolidated net income after tax for the quarter ended September 30, 2003 of $55 thousand, a $22 thousand or 28.6% decrease compared to last year’s third quarter net income of $77 thousand. This consolidated net income for the third quarter of 2003 consisted of net income of $279 thousand for Vision Bank, a net loss of $178 thousand for Vision Bank, FSB and a net loss of $46 thousand for Vision Bancshares, Inc. Consolidated basic and diluted net earnings per share was $0.03 and $0.07 for the three months ended September 30, 2003 and 2002, respectively.

Net Interest Income

Net interest income, the difference between the interest revenues on interest-bearing assets and the cost of interest-bearing liabilities, is the largest component of the Company’s revenues. Interest income increased by $665 thousand or 31.0% to $2,809 thousand for the three months ended September 30, 2003 from $2,144 thousand for the three months ended September 30, 2002. Interest and fee income on loans increased $776 thousand or 39.8% partially due to an increase of 52.7% in the average loan portfolio balance to $151,504 thousand for the three months ended September 30, 2003 from $99,205 thousand for the comparable period in 2002. Interest income on investment securities and federal funds sold decreased $111 thousand or 57.0%. This was due to a decline in the yield due to restructuring of the investment portfolio.

Interest expense on deposit accounts decreased $2 thousand or 0.2% to $851 thousand for the three months ended September 30, 2003 from $853 thousand for the three months ended September 30, 2002. This decline was due to the decrease in the rate paid on the average interest-bearing deposits. This was somewhat offset by the growth of $21,843 thousand, or 22.4%, in the average balance outstanding of interest bearing deposit liabilities. Interest expense on federal funds purchased was $0 for the three months ended September 30, 2003 and 2002.

As a result of these changes, net interest income, before provision for loan losses, increased $668 thousand, or 51.7%, in the three months ended September 30, 2003, compared to the same period of 2002.

Provision for Loan Losses

The provision for loan losses is a charge to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. The provisions for loan losses were approximately $249 thousand and $78 thousand during the three months ended September 30, 2003 and 2002, respectively. This represented an increase of $171 thousand or 219.2%. Net charge-offs (charged-off loans less recoveries) were $44 thousand during the three months ended September 30, 2003 compared to $30 thousand for the same period of 2002.

Non-interest Income

Non-interest income for the three months ended September 30, 2003 was $401 thousand, compared to $272 thousand for the same period of 2002. This increase was primarily due to an increase of $45 thousand in service charges on deposit accounts and an increase of $62 thousand in non-interest fee income from mortgages sold in the secondary market.

Non-interest Expenses

Non-interest expenses for the three months ended September 30, 2003 were $2,012 thousand, reflecting a $639 thousand, or 46.5%, increase over $1,373 thousand for the same period of 2002. The increases were spread throughout all expense categories and were mainly a result of the increase in overhead cost associated with the opening of Vision Bank, FSB in Panama City, Florida and the growth and expansion activities of Vision Bank during this period.

Income Taxes

The income tax expense for the three months ended September 30, 2003 was $43 thousand (an effective rate of 44.0%) compared to a tax expense of $35 thousand for the comparable 2002 period (an effective rate of 31.6%). The income tax expense was due to the net operating income before taxes. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.

Comparison of Results of Operations for the Nine months Ended

September 30, 2003 and September 30, 2002

Summary

The Company recorded a consolidated net loss after tax for the nine months ended September 30, 2003 of $34 thousand, a $109 thousand decrease compared to last year’s first nine months income of $75 thousand. This consolidated net loss for the first nine moths of 2003 consisted of net income of $815 thousand for Vision Bank, a net loss of $1,035 thousand for Vision Bank, FSB and net income of $186 thousand for Vision Bancshares, Inc. Consolidated basic and diluted net loss per share was $0.02 for the nine months ended September 30, 2003. Consolidated basic and diluted net income per share was $0.07 for the nine months ended September 30, 2002. The Company’s net loss for the first nine months of 2003 was primarily due to the opening of Vision Bank, FSB on January 22, 2003.

Net Interest Income

Net interest income, the difference between the interest revenues on interest-bearing assets and the cost of interest-bearing liabilities, is the largest component of the Company’s revenues. Interest income increased by $1,434 thousand or 23.6% to $7,505 thousand for the nine months ended September 30, 2003 from $6,071 thousand for the nine months ended September 30, 2002. Interest and fee income on loans increased $1,730 thousand or 31.7% partially due to an increase of 47.0% in the average loan portfolio balance to $133,435 thousand for the nine months ended September 30, 2003 from $90,791 thousand for the comparable period in 2002. Interest income on investment securities decreased $340 thousand or 58.8%. This was due to additional interest income of $31 thousand on a callable bond that was called during June of the prior year combined with a decrease in the average securities portfolio balance of $1,212 thousand and a decline in the yield due to the restructuring of the portfolio.

Interest expense on deposit accounts decreased $78 thousand or 3.2% to $2,372 thousand for the nine months ended September 30, 2003 from $2,450 thousand for the nine months ended September 30, 2002. Interest expense on deposits decreased due to the decrease in the rate paid on the average interest-bearing deposits. This was somewhat offset by the growth of $32,334 thousand, or 35.1%, in the average balance outstanding of interest bearing deposit liabilities. Interest expense on federal funds purchased was approximately $0 for the nine months ended September 30, 2003 and 2002.

As a result of these changes, net interest income, before provision for loan losses, increased $1,512 thousand, or 41.7%, in the nine months ended September 30, 2003, compared to the same period of 2002.

Provision for Loan Losses

The provision for loan losses is a charge to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. The provisions for loan losses were approximately $634 thousand and $380 thousand during the nine months ended September 30, 2003 and 2002, respectively. This represented an increase of $254 thousand or 66.8%. Net charge-offs (charged-off loans less recoveries) were $75 thousand during the nine months ended September 30, 2003 compared to $110 thousand for the same period of 2002.

Non-interest Income

Non-interest income for the nine months ended September 30, 2003 was $1,152 thousand, compared to $763 thousand for the same period of 2002. This increase of $389 thousand was primarily due to a $152 thousand gain realized on the sale of investment securities in January and an increase of $140 thousand in service charges on deposit accounts.

Non-interest Expenses

Non-interest expenses for the nine months ended September 30, 2003 were $5,693 thousand, reflecting a $1,805 thousand, or 46.4%, increase over $3,888 thousand for the same period of 2002. The increases were spread over all categories and were mainly a result of the increase in overhead expenses associated with the opening of Vision Bank, FSB in Panama City, Florida and the growth and expansion activities of Vision Bank during this period.

Income Taxes

The income tax benefit for the nine months ended September 30, 2003 was $9 thousand (an effective rate of 21.8%) compared to a tax expense of $41 thousand for the comparable 2002 period (an effective rate of 35.3%). The income tax benefit was due to the net operating loss before taxes, partially offset by the effects of nondeductible permanent differences. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.

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

Pursuant to an evaluation by the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, the Company has concluded that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected or is reasonably likely to affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

During the first nine months of 2003, Vision Bancshares’ Employee Stock Purchase Plan issued 2,355 shares of common stock at 85% of the price of the shares on the date such shares were subscribed. Under the Employee Stock Purchase Plan, 100 shares were issued at a price of $8.50 per share (85% of $10.00), 1,765 shares were issued at a price of $12.75 per share (85% of $15.00), and 490 shares were issued at a price of $13.00 per share (85% of 15.29). Sales pursuant to the Employee Stock Purchase Plan have been made in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports

(a)	The exhibits listed in the Exhibit Index at page 20 of this Form 10-QSB are filed herewith.

(b)	Reports on Form 8-K

A report on Form 8-K was filed by Vision Bancshares, Inc. (the “Company”) on August 8, 2003. The report was filed as a result of the Company’s press release announcing its results of operations for the three month period ended June 30, 2003.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vision Bancshares, Inc.

By:	/s/ J. Daniel Sizemore

J. Daniel Sizemore, Chairman, Chief Executive Officer and President

Date:	November 10, 2003

By:	/s/ William E. Blackmon

William E. Blackmon, Chief Financial Officer and Chief Accounting Officer

Date:	November 10, 2003

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Lease Agreement, dated June 3, 2003 by and between Vision Bancshares, Inc. and Shoppes at Edgewater.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer