Form 10KSB
period 2003-12-31
VISION BANCSHARES INC
filed 2004-03-19
CIK 1095861

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year. $11,433,766

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $22,781,430

Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,888,516 shares outstanding as of February 27, 2004

Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

ITEM 1 DESCRIPTION OF BUSINESS

General

Vision Bancshares, Inc. (“Vision” or the “Company”) was organized as an Alabama corporation on July 16, 1999 and is a bank holding company under the Bank Holding Act of 1956, as amended.

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

Vision Bank is a state banking corporation organized under the laws of the State of Alabama. Vision Bank provides general retail and commercial banking services principally to customers in Baldwin County, Alabama through its five locations in Gulf Shores, Orange Beach, Point Clear, Foley and Fairhope. Vision Bank does not provide trust or fiduciary services, but may do so in the future. Vision Bank opened for business on March 29, 2000.

Vision Bank, FSB is a federal savings bank chartered by the Office of Thrift Supervision (OTS). Vision Bank, FSB began operations on January 22, 2003. The main office for the federal savings bank is located in Panama City, Florida. Vision Bank, FSB serves as a depository of funds and as a lender of credit for homes and other goods and services principally to customers in Panama City and Panama City Beach, Florida and the Florida panhandle.

Vision Bancshares and its subsidiaries have 87 full-time employees and 4 part-time employees.

Risks in Industry

The banking business involves risks over which management has little, if any, direct control. Some of these risks include:

•	Loan Losses - Making loans involves the risk that loans will not be repaid by the borrower. Vision Bank and Vision Bank, FSB will reserve for potential loan losses, but there is no precise method of predicting loan losses and reserves could be insufficient to absorb losses.

•	Changes in Interest Rates - Changes in interest rates, especially increasing rates, can have a negative impact on profitability, especially if loans made at lower rates are long-term loans.

•	Asset/Liability Management - Vision Bank’s and Vision Bank, FSB’s profitability can be affected by the spread between its interest income and interest expense. If interest expense is greater than interest income, or if interest expense increases at a rate higher than interest income, profitability could be affected negatively.

Competition

Because Vision Bank and Vision Bank, FSB are significantly smaller than the majority of our competitors, they may lack the financial and technological resources to compete successfully. Banking is a highly competitive business. Vision Bank competes for customers and employees with banks that are more established as well as with other financial and depository institutions. This is also true for Vision Bank, FSB. Many of these institutions have much greater financial resources and experience. The banking business is becoming more dependent on technology, and many customers of banks are utilizing new ways to conduct their banking business such as through the use of personal computers and the Internet. This technology is enabling financial institutions to reach potential customers in geographic areas and in ways not previously served by these institutions. In addition, existing legislation permits banks and bank holding companies to acquire and operate securities firms, insurance companies, and other businesses in the financial services industry. This legislation may be particularly helpful to larger banks.

Regulations

Regulatory requirements may impose additional costs on Vision Bank and Vision Bank, FSB and adversely affect profitability. State and federal banking laws have a material effect on the business and operations of Vision Bancshares, Vision Bank and Vision Bank, FSB. The operation of Vision Bancshares, Vision Bank and Vision Bank, FSB are at all times subject to these laws, regulations and procedures. The purpose of those laws is to protect the financial stability of the banking system and consumer and commercial confidence in that system and is not to protect investors. Vision Bancshares is required to comply with all such laws, regulations and procedures.

Vision Bancshares is a bank holding company registered with, and subject to supervision by, the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (the “BHC Act”). The Federal Reserve Board may examine Vision Bancshares, Vision Bank and Vision Bank, FSB.

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

Under the Alabama Banking Code, a state bank may not declare or pay a dividend in excess of 90% of the net earnings of such bank until the surplus of the bank is equal to at least 20% of its capital, and thereafter the prior written approval of the Superintendent is required if the total of all dividends declared by the bank in any calendar year exceeds the total of its net earnings for that year combined with its retained net earnings for the preceding two years less any required transfers to surplus. No dividends, withdrawals or transfers may be made from the Bank’s surplus without prior written approval of the Superintendent.

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

ITEM 2 DESCRIPTION OF PROPERTIES

Vision Bank’s primary location is 2201 West 1st Street, Gulf Shores, Alabama 36542 with branches at 25051 Canal Road, Orange Beach, Alabama 36561, 17009 Scenic Highway 98, Point Clear, Alabama 36564-9998, 669 South McKenzie Street, Foley, Alabama 36535-1817, and 915 – A Plantation Boulevard, Fairhope, Alabama 36533. Its phone number is (251) 967-4212. The mailing address for Vision Bank is P.O. Box 4649, Gulf Shores, Alabama 36547. Vision Bancshares is also located at this address.

Vision Bank leases a building, consisting of two stories and approximately 9,600 square feet, located at 2201 West 1st Street in Gulf Shores, Alabama for its main office. The building is owned by Gulf Shores Investment Group, LLC, an entity owned by certain directors of Vision Bancshares, and leased to Vision Bank. The site is located in the downtown area of the city, with a residential area behind Vision Bank. Downtown Gulf Shores is a civic area and approximately two miles south is the beach, located on the Gulf of Mexico. Two strip shopping centers are within 2 miles of downtown. Highway 59 near the bank site offers access to and from the downtown district. Surrounding the bank office building are other large and small office buildings. The location is convenient to both residential areas and businesses.

Vision Bank operates a branch located at 25051 Canal Street in Orange Beach, Alabama, 36561, approximately 10 miles east of Gulf Shores. The branch operates from the first floor of a two-story building consisting of approximately 7,000 square feet, owned by Gulf Shores Investment Group, LLC, an entity owned by certain directors of Vision Bancshares, and leased to Vision Bank. The Operations and Accounting departments of Vision Bank occupy the second floor of this building. The property is flanked by small businesses and is located on Highway 180, a prime traffic conduit. The variety of the surrounding businesses will encourage use at diverse hours. The Orange Beach site is located next to a retail center, adjacent to a governmental authority and less than one block from Columbia Southern University.

Vision Bank operates a branch in Point Clear, Alabama. The branch operates out of the old Point Clear Post Office at 17009 Scenic Highway 98, in Point Clear, Alabama 36564-9998. The building is approximately 1,200 square feet. In November 2000, Vision Bank entered into a lease agreement, as tenant, with independent third parties, pursuant to which Vision Bank leased the real property on which its Point Clear Branch is located. The neighborhood surrounding the branch includes a United States Post Office, The Grand Hotel, restaurants, antique shops, small retail businesses, and real estate sales offices. Within a one mile radius of the location are primarily single-family dwellings and some low-density residential property. Point Clear is best described as a resort and retirement community with the branch located in the small business and service district of the community.

Vision Bank operates a branch located at 669 South McKenzie, Foley, Alabama 36535. In May 2002, Vision Bank entered into a lease agreement, as tenant, with Magnolia Land Company, Inc., an Alabama corporation unaffiliated with the Company, pursuant to which Vision Bank leased the premises for its Foley branch. This facility consists of approximately 1,600 square feet of commercial space situated in a strip shopping center. This property is flanked by small retail businesses and is located on Highway 59, a prime traffic conduit. The location is convenient to both residential areas and businesses. Magnolia Land Company, Inc. is constructing a new three story building located approximately one block north of the current Foley branch location. Vision Bank intends to enter into a lease agreement, as tenant, with Magnolia Land Company, Inc. to lease the entire facility consisting of approximately 10,015 square feet. It is anticipated that this facility will be ready for occupancy by the end of the first quarter of 2004. The Foley branch will relocate to the first floor of the new building. Vision Bank’s executive offices will occupy the second floor and Vision Bank’s loan operations department will be located on the third floor.

Vision Bank operates a branch located at 915-A Plantation Way, Fairhope, Alabama 36533. In July 2003, Vision Bank entered into a lease agreement, as tenant, with DMV, L.L.C., an unaffiliated third party, pursuant to which Vision Bank leased approximately 2,200 square feet of commercial office space which houses the temporary Fairhope branch. This property is situated in a professional office park. Within a one mile radius are several large strip shopping centers and small retail businesses located on U.S. Highway 98, the major traffic conduit for this area. This location is convenient to both residential areas and businesses. Permanent facilities for the Fairhope branch are being constructed in the same general area and should be ready for occupancy during the third quarter 2004.

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

ITEM 3 LEGAL PROCEEDINGS

Not Applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Marketability of Securities

As of February 27, 2004, Vision Bancshares had approximately 625 shareholders of record.

In January 2003, The Seawell Group/Morgan-Keegan and others began making a market in Vision Bancshares common stock. The Company’s common stock is traded on the Over the Counter (“OTC”) Bulletin Board under the symbol “VBAL.OB.” This arrangement provides a public trading market, public price quotations of the shares, and, thus, an opportunity for shareholders to resell shares of Vision Bancshares common stock. The OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. OTC market quotations for the Company’s common stock began on January 23, 2003. The following table shows information on the price of the Company’s common stock:

Year 2003	High	Low	Dividends Paid
1st Quarter	$15.75	$15.00	$0
2nd Quarter	$16.00	$15.05	$0
3rd Quarter	$16.60	$15.15	$0
4th Quarter	$18.00	$16.25	$0

Vision Bancshares raised capital through public offerings in 2000 and 2001. Both offerings were closed upon being fully subscribed. In a public offering that closed December 31, 2002, after being fully subscribed, the Company sold 840,931 shares of common stock at a price of $15.00 per share and raised approximately $12,253 thousand, after expenses of the offering.

The Company plans to raise additional capital through a private offering that will close in the second quarter of 2004.

As of December 31, 2003, Vision Bancshares has 312,500 shares of common stock currently subject to options under its stock option plans and an additional 137,500 shares of common stock that Vision Bancshares may grant as options under its stock option plans. Under its Employee Stock Purchase Plan, 4,655 shares of common stock had been purchased and 2,185 shares of common stock were subject to subscription at year-end 2003, leaving 8,160 additional shares of common stock that could be subscribed and issued under this plan. These shares, as well as shares issued pursuant to option exercises, could be resold under SEC Rule 144. No holders of shares of common stock or options have the right to require that Vision Bancshares undertake the registration of their shares or to include their shares in any registration statement undertaken by Vision Bancshares. The Company filed registration statements, effective October 31, 2003, on Form S-8 for the Incentive Stock Compensation Plan, the Director Stock Plan and the Employee Stock Purchase Plan. Shares issued in accordance with the plans subsequent to the registration date will not be restricted with regard to SEC Rule 144.

Dividend Policy

It is not likely in the near future that Vision Bancshares will generate sufficient profit to justify or allow it to pay dividends. Vision Bancshares will rely on dividend payments from Vision Bank and Vision Bank, FSB in order to provide funds for the payment of dividends to its shareholders. In no event during the first three years of operations may any dividends be declared or paid by Vision Bank, FSB without the approval of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. In addition, banking regulations restrict the payment of dividends under certain circumstances. The future dividend policy of Vision Bancshares will be subject therefore not only to banking regulations, but to the discretion of the directors, and will be contingent on the financial condition and capital requirements of Vision Bank and Vision Bank, FSB, general business conditions and other factors. Vision Bancshares has not paid any dividends and does not expect cash dividends to be paid for the foreseeable future.

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Vision Bancshares Inc. and its subsidiaries (the Company or Vision) and on their results of operations during 2003, 2002 and 2001. Virtually all of the Company’s operations are contained in its banking subsidiaries, Vision Bank and Vision Bank, FSB. This discussion and analysis is intended to supplement and highlight information contained elsewhere in this annual report on Form 10-KSB, particularly the consolidated financial statements and related notes and the selected financial data presented elsewhere in this Report.

OVERVIEW

Executive Summary

Vision is a $207 million financial institution with community banking offices, operations and team members located principally in Baldwin County, Alabama and Bay County, Florida. Vision gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including deposit and loan services, and sales of residential loans, insurance and investment securities. Our principal non-interest expenses include employee compensation and benefits, occupancy and equipment related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our industry.

Our subsidiaries are community banks and our customers select Vision for banking and other financial services based on our ability to assist them by understanding and anticipating their individual financial needs and providing excellent customer service. Our major strengths include: a stable, low cost core deposit base; diversified loan portfolio and products; strong service culture and the ability to sell multiple products to our customers resulting in higher fee based revenues; personal commitment to our local communities and high individual service to our customers. Our weaknesses have included lower than average capital ratios when compared against our peers and we do not possess desired market share in some of our geographic markets. Management has implemented strategies to address these weaknesses. With respect to our capital position, we anticipate raising $17.5 million in a private placement starting March 10, 2004 and we plan to strengthen our ratios over the next two years through the generation of earnings. To address the weakness in our position in certain markets, we have executed a definitive agreement to acquire BancTrust Financial Group’s wholly owned Florida subsidiary, BankTrust of Florida which is expected to close in the second quarter of 2004. See “Subsequent Events” in this MD&A for additional discussion of these transactions. Vision also plans to develop and construct new community banking offices to strengthen our market position. The ability to grow through acquisition or otherwise is significantly dependent upon our capital levels.

Our critical success factors include management of interest rate risk and credit risk, superior service delivery, and productivity and expense control.

For the year ended December 31, 2003, we reported consolidated net loss of $251 thousand compared to consolidated net profit of $91 thousand for the year ended December 31, 2002. On both a basic and diluted basis, the loss per share was $0.13 for the year 2003 versus earnings of $0.09 and $0.08 per share on basic and diluted basis, respectively, for the year 2002. Our net interest margin was under continued pressure in 2003 as a result of the asset sensitive position of our balance sheet and the low interest rate environment. However, the declines in the yields on adjustable rate loans were mitigated by contractual rate floors on many of these loans. The increase in net interest income was driven by the increase in earning assets that were funded, in part, with low cost core deposits. Fee income reached record levels in 2003 as a result of the growth of our company. Our provision for loan losses increased primarily due to the growth of our loan portfolio. Our operating expense as a percentage of average assets stayed stable from the year ended 2002 as compared to 2003. See “Results of Operations” in this MD&A for more details as to the factors, which affect year-over-year performance.

Forward-Looking Statements

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

Critical Accounting Estimates

Vision prepares its financial statements in accordance with accounting principles generally accepted in the United States. Note 2 to the consolidated financial statements discusses certain accounting principles and methods of applying those principles that are particularly important to this process. In applying these principles to determine the amounts and other disclosures that are presented in the financial statements and discussed in this section, the Company is required to make estimates and assumptions.

Allowance for Loan Losses

Vision believes that the determination of its estimates of the allowance for loan losses involves a higher degree of judgment and complexity than its application of other significant accounting policies. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that changes can occur in the allowance for loan losses. However, the amount of the change that is reasonably possible cannot be estimated. Factors considered in this determination and the processes used by management are discussed in Note 2 and in the following section on Loans and Allowance for Loan Losses.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets purchased in a business combination. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of impairment, the amount by which the carrying amount exceeds the fair value would be charged to earnings. The Company performed its annual test of impairment in the fourth quarter and determined that there was no impairment in the carrying value of goodwill. Goodwill amounting to $125 thousand has been allocated to the Vision Bank operating unit. There has been no impairment of goodwill since the date of acquisition.

CURRENT INTEREST RATE ENVIRONMENT

Net interest income represents the majority of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Vision’s earnings. The Company currently has an asset sensitive balance sheet. An institution that maintains an asset sensitive balance sheet generally experiences reduced net interest income in a low or declining interest rate environment, while earnings are enhanced in an increasing interest rate cycle. The impact of a low and declining interest rate environment in 2003 and 2002 on Vision has been mitigated in part by our growth and the rate floors on many of our loans. Vision would expect to benefit from any substantial increase in interest rates if they occur, in 2004. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Vision’s net interest income.

FINANCIAL CONDITION

Interest-Earning Assets

In banking, the predominant interest-earning assets are loans and investment securities. The proportion of interest earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most profitable interest-earning assets. An overview of the interest-earning assets follows:

COMPOSITON OF INTEREST-EARNING ASSETS

	December 31,
	2003		2002		2001
(dollars in thousands)	Average Balance	Percent of Total	Average Balance	Percent of Total	Average Balance	Percent of Total
Loans net of unearned income	$142,869	86.4%	$95,040	83.8%	$58,921	81.5%
Available for sale securities (1)	12,592	7.6%	13,550	12.0%	8,620	11.9%
Other interest-earning assets	9,948	6.0%	4,795	4.2%	4,720	6.5%

Total	$165,409	100.0%	$113,385	100.0%	$72,261	100.0%

(1)	Available for sale securities excludes adjustment for market valuation and certain noninterest-earning marketable equity securities

Loans and Allowance for Loan Losses

Total loans increased 60.50%, or $65,869 thousand, from year-end 2002, and the prior year total was up 39.23%, or $30,682 thousand, from the end of 2001. Average loans for 2003 were 50.33%, or $47,829 thousand, above the prior year’s level. This growth in total loans outstanding during 2003 resulted from continued loan demand in Vision Bank and the opening of Vision Bank, FSB in Panama City, Florida. The growth reflects new customer development and increased economic activity in the eastern Gulf Coast area.

The following table, which is based on regulatory reporting codes, shows loan balances at December 31, 2003 and at the end of the previous two years.

LOANS OUTSTANDING BY TYPE

	December 31
(dollars in thousands)	2003	2002	2001
Commercial and financial	$85,250	$53,388	$37,021
Agricultural	25	—	—
Consumer	9,506	8,720	7,925
Equity	5,611	4,563	3,275
Real estate - Construction	27,044	11,726	7,446
Real estate - Residential	24,719	16,916	14,141
Real estate - Commercial and other	21,719	13,558	8,387
Other loans	871	6	—

Subtotal	174,745	108,877	78,195
Allowance for loan losses	(2,072)	(1,390)	(1,013)

Loans, net	172,673	107,487	77,182

The portfolio of commercial loans, other than those secured by real property, increased by $31,862 thousand, or 59.68%, compared to year-end 2002. This followed a $16,367 thousand, or 44.21%, increase in 2002 from the end of 2001. Included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities. The rate of commercial loan growth in 2004 will depend on the Company’s ability to take advantage of competitive circumstances to attract new business in established markets and to develop customers in our newest market areas.

Commercial real estate lending, which includes loans secured by properties used in commercial or industrial operations, increased $8,161 thousand, or 60.19%, compared to year-end 2002. Vision Bank has been able to develop new business in a competitive market. Furthermore, the increase is due to the opening of Vision Bank, FSB. The year over year increase in 2002 was 61.65%.

Other Real Estate loans, including both construction loans and other residential loans to individuals, increased $23,121 thousand, or 80.72%, from the end of 2002 partly due to the growth in the origination of adjustable rate mortgage loans and the opening of Vision Bank, FSB. The Company has a strategy of selling its fixed rate residential first mortgage loans in the secondary market.

Loans to individuals include various consumer installment and credit line loan products other than retail mortgage loan products. The 9.01%, or $786 thousand, increase in 2003 from the prior year reflected the general growth of the Company.

Commercial and financial loans represented 48.79% of total loans as of December 31, 2003. Real estate loans, including construction, residential and commercial, as a group represented 42.05% of total loans as of December 31, 2003.

Total loans as of December 31, 2003 are shown in the following table according to maturity or repricing.

LOANS MATURITIES

(Dollars in thousands)
One year or less	$96,000
After one year through five years	69,383
After five years	9,362

$174,745

Approximately 44.03% of the value of loans with a maturity greater than one year bears a fixed rate of interest.

Each loan carries a degree of credit risk. Management’s evaluation of this risk is ultimately reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.

At December 31, 2003, the reserve for possible loan losses was $2,072 thousand, or 1.19% of total loans, compared to $1,390 thousand, or 1.28% of total loans at the end of 2002. The following table shows the activity in the reserve for possible loan losses over the past four years. There was no activity in 1999 as the Company was organizing at such time.

SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	December 31,
(dollars in thousands)	2003	2002	2001
Balance at the beginning of year	$1,390	$1,013	$396
Provision for loan losses charged to operations	1,290	616	655
Loans charged to the allowance
Commercial, financial and agricultural	555	200	15
Real estate	7	14	—
Individuals	61	39	23

Total	623	253	38

Recoveries of loans previously charged off
Commercial, financial and agricultural	5	11	—
Real estate	—	—	—
Individuals	10	2	—

Total	15	13	—

Net charge-offs	607	240	38

Balance at the end of year	$2,073	$1,390	$1,013

Ratios
Net charge offs to average loans	0.42%	0.25%	0.06%
Gross charge-offs to average loans	0.44%	0.27%	0.06%
Recoveries to gross charge-offs	2.41%	5.14%	0.00%
Allowance for loan losses to loans at end of year	1.19%	1.28%	1.30%

In making its risk evaluation and establishing an allowance level that it believes is adequate to absorb probable losses in the portfolio, management considers various sources of information. Some of the more important sources include management’s ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses, which must be charged off, and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. Finally, Vision engages internal and external credit reviewers to perform independent reviews of the risk management process, adequacy of loan documentation and the risk ratings and appropriateness of the level of Allowance for Loan Losses. The results of such examinations are reported to the Audit Committee of the Board of Directors. Loans identified as having increased credit risk are classified in accordance with the Company’s loan policy and appropriate reserves are established for each loan classification category based on pre-determined reserve percentages. Due to limited loan loss experience, reserves are established for the remaining unclassified portion of the loan portfolio based on a predetermined factor established by management.

In evaluating the allowance, management also considers the historical loan loss experience of the Company, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information.

Management allocated the allowance for loan losses to specific loan classes, as of the dates indicated (there is no data for 1999 as the Company was organizing at such time), as follows:

ALLOCATION OF THE RESERVE FOR POSSIBLE LOAN LOSSES

	December 31,
	2003		2002		2001		2000
	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans
Commercial, financial and agricultural loans	84.3%	1,747	72.3%	1,005	38.0%	385	0.0%	—
Real estate loans	2.3%	48	5.4%	75	0.0%	—	0.0%	—
Loans to individuals	13.4%	277	22.3%	310	62.0%	628	100.0%	396

Total	100.0%	2,072	100.0%	1,390	100.0%	1,013	100.0%	396

Management believes that the allowance for loan losses at December 31, 2003 is adequate to absorb known risks in the Company’s loan portfolio based upon the Company’s historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company’s loan portfolio or additional provisions to the allowance for loan losses.

Nonperforming Assets

Management closely monitors loans and other assets that are classified as nonperforming assets. Nonperforming assets consist of nonperforming loans (loans classified as nonaccrual or renegotiated and loans past due 90 days or more for which interest is still being accrued) and foreclosed assets (foreclosed properties and repossessions). There have been no significant trends related to industries or markets underlying the changes in nonperforming assets and management is aware of no factors which should suggest that they are prone to significant increases in 2004. There were no commitments to lend any additional funds on nonaccrual or renegotiated loans at December 31, 2003. The following table provides information on nonperforming assets for each year in the three-year period ended December 31, 2003. There were no nonperforming assets at December 31, 2000 and there is no data for 1999 as the Company was organizing at such time.

NONPERFORMING ASSETS

	December 31,
(dollars in thousands)	2003	2002	2001
Nonaccrual loans	$458	$306	$286
Restructured loans	—	—	—

Total nonperforming loans	458	306	286
Foreclosed properties	—	606	1,017
Repossesions	—	87	24

Total nonperforming assets	$458	$999	$1,327

Accruing loans 90 days past due	$—	$—	$—

Ratios
Loan loss allowance to nonperforming loans	452.40%	454.25%	354.20%
Nonperforming loans to total loans, net of unearned interest	0.26%	0.28%	0.38%
Nonperforming assets to total assets	0.22%	0.71%	1.36%

At December 31, 2003, the Company’s recorded investment in loans considered to be impaired was $43 thousand of which all related to loans on non-accrual status. At December 31, 2002, the Company’s recorded investment in loans considered to be impaired was $154 thousand of which all, except one loan of $8 thousand, related to loans on non-accrual status. The related valuation allowance for impaired loans, included as a component of the allowance for loan losses, was $43 thousand, and $104 thousand at December 31, 2003 and 2002, respectively. Approximately $1 thousand of interest income was recognized on impaired loans for the year ended December 31, 2003. There was no amount of interest income recognized on impaired loans during the prior years.

The difference between the gross interest income that would have been recorded in each period if nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in each period’s net income was approximately $32 thousand for 2003 and $37 thousand for 2002.

There were no concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed as a category of loans at December 31, 2003 or the preceding years.

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

Investment Portfolio

The carrying amount of investment securities at the end of each of the last three years are set forth in the following table.

INVESTMENT PORTFOLIO

	December 31,
(dollars in thousands)	2003	2002	2001
U.S. government and agency securities	$4,532	$—	$2,135
Mortgage-backed securities	9,858	11,813	9,807
State and municipal securities	—	—	—
Equity securities	418	366	366

	$14,808	$12,179	$12,308

The composition of the Company’s investment securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company’s investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company’s interest rate position while at the same time producing adequate levels of interest income. Vision classifies its debt and equity securities as either held to maturity (HTM), available for sale (AFS) or trading securities. The Company’s entire portfolio is classified as AFS securities to appropriately reflect the nature of the Company’s holdings that are available for sale should liquidity needs dictate. AFS securities are carried at market value with unrealized gains or losses, net of deferred taxes, reported in accumulated other comprehensive income within shareholder’s equity. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk.

The following table shows the maturities of securities (excluding equity securities) and weighted average yields at December 31, 2003. No taxable equivalent adjustments are required because the Company had no tax-exempt obligations during 2003 and 2002.

INVESTMENT PORTFOLIO MATURITY SCHEDULE

	December 31, 2003
(dollars in thousands)	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities-All Available for Sale:
U.S. Government agencies	$—	0.00%	$4,532	3.96%	$—	0.00%	$—	0.00%
Mortgage-backed securities	—	—	2,161	1.34%	6,690	3.39%	1,007	4.04%

Total	$—	0.00%	$6,693	3.11%	$6,690	3.39%	$1,007	4.04%

The average maturity of the investment portfolio was 6.33 years at year-end 2003 compared to 8.50 years at year-end 2002 with an average tax equivalent yield of 3.22% and 5.30% at December 31, 2003 and 2002, respectively. Mortgage-backed securities have been included in the maturity table based upon the stated maturity of each security.

At December 31, 2003, gross unrealized gains in the portfolio were approximately $37 thousand compared to $182 thousand at December 31, 2002. The unrealized losses at December 31, 2003 were $29 thousands compared to no unrealized losses at December 31, 2002. These fluctuations in the gross unrealized gains and losses in the Company’s investment portfolio resulted primarily from the reaction of the investment securities to changes in market interest rates.

Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Company’s mortgage-backed securities portfolio as of December 31, 2003 and 2002 contained no interest-only strips and the amount of unamortized premium on mortgage-backed securities at December 31, 2003 was $221 thousand, compared to $204 thousand at December 31, 2002. The recoverability of the Company’s investment in mortgage-backed securities is reviewed periodically by management, and if necessary, appropriate adjustments would be made to income for impaired values.

Average Federal Funds sold increased $4,909 thousand or 102.38% to $9,704 thousand at December 31, 2003 from $4,795 thousands at December 31, 2002. The prior year average was down 1.59%, or $75 thousand, from the end of 2001. These fluctuations resulted from ordinary increases and decreases in loan demand and the level of deposit balances as well as the short-term reinvestment of funds associated with restructuring of the Company’s investment securities portfolio. As a percentage of average earning assets, these funds represented 5.87% for 2003, compared to 4.23% for 2002.

There has been no significant impact on the Company’s financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

Deposits

Vision’s primary source of funds is its deposits. Continued enhancement of existing products, emphasis upon better customer service and expansion into new market areas have fueled the growth in the Company’s deposit base. Emphasis has been placed upon attracting both commercial and consumer deposits. It is the Company’s intent to expand its deposit base in order to continue to fund asset growth.

At December 31, 2003, deposits were 52.68%, or $61,920 thousand, above the level at December 31, 2002. Average deposits were up 38.56%, or $41,381 thousand. This significant increase in total deposits resulted as the Company placed emphasis on new business development and offered competitive rates to attract new deposits in 2003, coupled with Vision Bank’s expansion of a new branch in Fairhope, Alabama and the opening of Vision Bank, FSB in the Florida Panhandle.

The following table presents the average amounts outstanding and the average rates paid for each of the major classifications of deposits for the 12-month periods ending December 31, 2003, 2002 and 2001:

AVERAGE DEPOSIT BALANCES AND RATE PAID

(dollars in thousands)	2003		2002		2001
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
Noninterest-bearing demand	$20,474	0.00%	$10,332	0.00%	$6,079	0.00%
Interest-bearing demand	25,463	1.35%	9,177	1.59%	7,072	3.44%
Savings and Money Market Deposit accounts	36,057	1.31%	42,402	2.63%	19,066	4.03%
Time	66,692	3.68%	45,394	4.47%	34,542	5.67%

Total (1)	$148,686	2.55%	$107,305	3.40%	$66,759	4.90%

(1)	The rate paid on total average deposits represents the rate paid on total average interest-bearing deposits only.

Average noninterest-bearing deposits grew 98.16% in 2003 compared to 69.96% in 2002. Non-interest-bearing deposits continue to be a significant funding source for Vision, accounting for 13.77% of average total deposits in 2003, 9.63% in 2002 and 9.11% in 2001.

Total interest-bearing deposits grew 48.64%, or $50,789 thousand, between year-end 2002 and the most recent year end. On average, total interest-bearing deposits during 2003 were up 32.21%, or $31,239 thousand, in 2003 compared to 2002. The savings account category, which includes money market deposit accounts, decreased 25.74%, or $11,233 thousand, during 2003, and was down 14.96% on average from the prior year.

Total time deposits increased 59.90%, or $30,603 thousand, from the end of 2002, and were up 46.92% on average in 2003 compared to the prior year. Time deposits of $100,000 or more grew 57.43% in 2003 and 97.38% in 2002. Certificates of deposits of less than $100,000 increased 66.81% in 2003 primarily due to the Company’s efforts to attract new deposits in existing markets and its expansion into new markets. The Company had $2,000 thousand in time deposit open accounts at December 31, 2003 and 2002. The following table presents the maturities of the larger time deposits of $100,000 or more at December 31, 2003:

MATURITIES OF LARGE TIME DEPOSITS

(dollars in thousands)	December 31, 2003
	Time Certificates of Deposit	Other Time Deposits	Total
Three months or less	$1,260	$2,000	$3,260
Over three through six months	922	—	922
Over six through twelve months	3,829	—	3,829
Over twelve months	30,786	—	30,786

	$36,797	$2,000	$38,797

Borrowed Funds

The Company has used borrowed funds on a limited basis as a source of funding asset growth in excess of deposit growth and for short-term liquidity needs. The mixture of borrowed funds and deposits as sources of funds depends on the relative availability and costs of those funds and Vision’s need for funding.

Since its inception, the Company’s borrowed funds consisted primarily of short-term borrowings of federal funds purchased. Vision Bank had $5,000 thousand at year-end 2003 in available lines to purchase federal funds, on an unsecured basis, from two of its correspondent banks. At December 31, 2003 and 2002, Vision Bank had no funds advanced against these lines.

The following table sets forth, for the periods indicated, certain information about the Company’s short-term borrowings:

SHORT-TERM BORROWINGS

(dollars in thousands)	December 31,
	Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Maximum Outstanding At Any Month-End
2003
Federal funds purchased	$—	0.00%	$18	1.65%	$—
Other short term borrowings	—	0.00%	—	0.00%	—

Total	$—	0.00%	$18	1.65%	$—

2002
Federal funds purchased	$—	0.00%	$2	2.88%	$—
Other short term borrowings	—	0.00%	—	0.00%	—

Total	$—	0.00%	$2	2.88%	$—

2001
Federal funds purchased	$—	0.00%	$140	2.14%	$750
Other short term borrowings	—	0.00%	—	0.00%	—

Total	$—	0.00%	$140	2.14%	$750

In addition, during 2003, Vision Bank, as a member of the Federal Home Loan Bank of Atlanta (FHLB – Atlanta) had access to various credit programs offered through FHLB. Vision’s long term borrowings consist of a long-term advance of $4,000 thousand from FHLB as of December 31, 2003. These funds were utilized to fund the growth in the loan areas. This borrowing was advanced under the FHLB – Atlanta Adjustable Rate Credit Program. This borrowing is indexed to the three (3) month LIBOR and repriced each calendar quarter with interest paid monthly and the principal due at final maturity on December 31, 2005. The interest rate at December 31, 2003 was 1.235%.

Liquidity Management

Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of Vision’s customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

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

Proceeds from the sale of stock and dividends paid by Vision Bank and Vision Bank, FSB are the primary source of funds available to the Company for payment of operating expenses and dividends to its shareholders. The Board of Directors has not declared or paid a dividend during years 2003, 2002, 2001 and 2000. As new corporations, it is not likely that Vision Bancshares or its subsidiaries will achieve in their early years of operations a level of profitability that would justify or allow the payment of dividends. Vision Bancshares has not and will not likely generate any significant earnings on its own and will depend upon the payment of dividends by Vision Bank and Vision Bank, FSB, if it is to pay dividends on its common stock. It is expected that for at least the next year of operation for Vision Bank and Vision Bank, FSB, all earnings will be retained by Vision Bank and Vision Bank, FSB for the future needs of the banks. State and federal banking laws restrict the payment of dividends by Vision Bank. Vision Bank, FSB may not pay dividends during its first three years of operations without approval of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales, maturities, calls and pay downs of investment securities. Loans that mature in one year or less totaled approximately $96,000 thousand, or 54.94% of loans, net of unearned income, at December 31, 2003. The Company does not have any investment securities maturing in one year or less at December 31, 2003. However, 66.57% of the Company’s investment portfolio is in mortgage backed securities on which the Company receives regular monthly paydown. Other sources of liquidity include cash on deposit with other banks and short-term investments such as federal funds sold.

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. Funds are also available through the purchase of federal funds from other commercial banks. As a member of FHLB - Atlanta, Vision Bank also has access to various credit programs to assist with liquidity needs. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable Company cash position.

At December 31, 2003, the Company had $173 thousand in binding commitments for capital expenditures.

Asset/Liability Management

The objective of the Company’s asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.

Interest rate sensitivity is the potential impact of changing rate environment on both net interest income and cash flows. Management monitors its interest rate risk exposure through the use of a Static Gap analysis, Interest Rate Shock analysis, and monitoring the economic value of equity.

The static gap analysis measures the amount of repricing risk embedded in the balance sheet at a specific point in time, by comparing the difference in the volume of interest-earning assets and interest-bearing liabilities that are subject to repricing within specific time periods. At December 31, 2003, the Company was asset sensitive, indicating that it had more interest-bearing assets than interest-earning liabilities repricing during the twelve months ending December 31, 2004.

The following table sets forth the Company’s maturity and repricing exposure at December 31, 2003 for the time frames presented:

INTEREST RATE SENSITIVITY

	By Maturity or Repricing Dates at December 31, 2003
(dollars in thousands)	Zero to Three Months	Three Months to One Year	One Year To Five Years	Over Five Years	Total
EARNING ASSETS
Federal Funds sold and interest-bearing deposits in banks	$10,132	—	—	—	$10,132
Investment securities	1,381	5,725	5,983	1,719	14,808
Loans	131,683	16,057	23,987	3,018	174,745

Total interest earning assets	143,196	21,782	29,970	4,737	199,685

INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits	41,106	—	—	—	41,106
Savings and money market	32,402	—	—	—	32,402
Certificates of deposits	2,362	9,787	41,508	26,036	79,693
Time open deposit accounts	2,000		—	—	2,000

Total interest-bearing liabilities	77,870	9,787	41,508	26,036	155,201

Interest rate sensitivity gap	$65,326	$11,995	$(11,538)	$(21,299)	$44,484
Cumulative interest rate sensitivity gap	$65,326	$77,321	$65,783	$44,484
Interest rate sensitivity gap ratio	1.84	2.23	0.72	0.18
Cumulative interest rate sensitivity gap ratio	1.84	1.88	1.51	1.29

The interest rate shock analysis measures the impact on the Company’s net interest income as a result of an immediate and sustained shift in interest rates. The movements in market rates are based on statistical regression analyses while management makes assumptions concerning balance sheet growth and the magnitude of interest rate movements for certain interest-earning assets and interest-bearing liabilities. Using actual maturity and repricing opportunities of the Company’s portfolio, in conjunction with management’s assumptions, a rate shock analysis is performed using a plus 200 basis points shift and a minus 200 basis points shift in interest rates. The Company’s Assets/Liability Policy limits have established a change of not more than +/- 15% in net interest income using a +/- 200 basis points shock. At December 31, 2003, the change in net interest income, over the next 12 months, using a 200 basis points downward shift in interest rates was within policy limits, indicating the negative impact due to such change would be less than anticipated. A 200 basis point upward shift in interest rates, for this same time period, exceeded policy limits, indicating that the positive change in net interest income would exceed expectations.

The following table estimates the impact of shifts in interest rates on the Company’s net interest income for the 12 months ending December 31, 2004:

RATE SHOCK ANALYSIS

(dollars in thousands)	-200 Basis Points	Stable Rates	+200 Basis Points
Interest income	$14,005	$14,704	$18,321
Interest expense	4,339	4,654	6,026

Net interest income	$9,666	$10,050	$12,295

Dollar change from level	$(384)		$2,245
Percentage change from level	(3.82)%		22.34%

Changes in interest rates also have an impact on the value of the Company’s equity. Applying the same interest rate scenarios used in the Rate Shock Analysis, a measurement is made as to the impact of these changes on the economic value of the Company’s equity. At December 31, 2003 the Company’s net portfolio value (the difference between the market value of assets and liabilities) was 15.50% of total assets. This percentage increases to 20.80% in response to a 200 basis point rise in interest rates and declines to 10.12% under the 200 basis points decrease in interest rates. This volatility is typical when trying to reduce earnings at risk.

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

Shareholders’ Equity and Capital Adequacy

At December 31, 2003, shareholder’s equity totaled $22,403 thousand compared to $21,785 thousand at the end of 2002. This was a growth of $618 thousand and approximately $979 thousand was attributable to the issuance of stock subscribed in the Company’s public offerings, which was funded after the offering closed on December 31, 2002, and to the issuance of stock under employee incentive plans. This was partially offset by the net loss of $251 thousand and a decrease of $110 in accumulated other comprehensive income.

The ratios in the following table indicate that the Company remained well capitalized at December 31, 2003.

RISK-BASED CAPITAL AND CAPITAL RATIOS

	December 31,
(dollars in thousands)	2003	2002	2001
Tier 1 regulatory capital	$22,273	$21,545	$10,127
Tier 2 regulatory capital	2,073	1,390	1,013

Total regulatory capital	$24,346	$22,935	$11,140

Risk-weighted assets	$195,061	$114,294	$81,702

Ratios
Leverage ratio (Tier 1 capital to average assets)	11.28%	15.96%	10.31%
Tier 1 capital to risk-weighted assets	11.42%	18.85%	12.39%
Total capital to risk-weighted assets	12.48%	20.07%	13.63%

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and shareholder confidence and provides a solid foundation for future growth of the organization. Bank regulatory authorities have issued risk-based capital guidelines that take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. The primary quantitative measures used by regulators to gauge capital adequacy are the ratio of Tier 1 regulatory capital to average total assets, also known as the leverage ratio, and the ratios of total and Tier 1 regulatory capital to risk-weighted assets. The regulators define the components and computation of each of these ratios. The minimum capital ratios for both the Company and the Banks are generally 4% leverage, 8% total capital and 4% Tier 1 capital. However, regulators may set higher capital requirements for an individual institution when particular circumstances warrant.

Under the regulatory framework for prompt corrective action, the capital levels of banks are categorized into one of five classifications ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, its total capital, Tier 1 capital and leverage ratios must be at least 10%, 6% and 5%, respectively. Maintaining capital ratios at the well-capitalized levels avoids certain restrictions that, for example, could impact the FDIC insurance premium rate. As of December 31, 2003 and 2002, the Banks were categorized as well-capitalized. Due to rapid growth, Vision Bank has experienced periods during 2003 and since year-end 2003 in which its total capital declined below the regulatory well capitalized minimum of 10%. In these cases, the Company has injected additional capital to keep its subsidiary from operating below the well-capitalized level for more than two consequitive quarters.

Vision Bank, FSB agreed with the banking regulators to maintain a minimum Tier I Leverage capital ratio of 8.00% during its de novo period. As a condition of the recent branch approvals, Vision Bank has agreed with the State Banking Department to maintain a minimum Tier I leverage capital ratio of 7.00%.

The Company anticipates raising $17,500 thousand in a private placement that started March 10, 2004. The funds raised in this private placement will be utilized to provide capital to the Company’s bank subsidiaries to expand its banking operations in Alabama and Florida.

The following rate of return information for the periods indicated is presented below.

RETURN ON EQUITY AND ASSETS

	December 31,
	2003	2002	2001
Return on average assets	(0.15)%	0.08%	(0.51)%
Return on average equity	(1.14)%	0.87%	(4.79)%
Dividends payout ratio	0.00%	0.00%	0.00%
Average equity to average assets ratio	12.79%	8.81%	10.66%

The Board of Directors has not declared or paid a dividend during years 2003, 2002, 2001 and 2000. As new corporations, it is not likely that Vision Bancshares or its subsidiaries will achieve in their early years of operations a level of profitability that would justify or allow the payment of dividends. Vision Bancshares has not and will not likely generate any significant earnings on its own, and it will depend upon the payment of dividends by Vision Bank and Vision Bank, FSB, if it is to pay dividends on its common stock. It is expected that for at least the next year of operation for Vision Bank and Vision Bank, FSB, all earnings will be retained by Vision Bank and Vision Bank, FSB for the future needs of the bank. State and federal banking laws restrict the payment of dividends by Vision Bank. Vision Bank, FSB may not pay dividends during its first three years of operations without approval of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Company does not anticipate paying a cash dividend in the foreseeable future.

Results of Operations

General

Our principal asset is the ownership of our Banks. Accordingly, our results of operations are primarily dependent upon the results of operations of our Banks. The Banks’ profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the Banks’ interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the profitability of the Banks is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate. Noninterest income consists primarily of mortgage fee income on mortgage loans sold in the secondary market, service charges on deposit accounts, income from the sale of investment securities and other fee income. Noninterest expenses consist of compensation and benefits, occupancy-related expenses and other operating expenses.

Earnings Summary

The Company reported a net loss of $251 thousand for 2003 representing a decrease in earnings of $342 thousand or 375.82% compared to net income of $91 thousand for 2002. Loss per basic common share was $0.13 in 2003 compared to earnings per basic common share of $0.09 in 2002 and loss per basic common share of $0.44 in 2001.

Net interest income increased 46.78% in 2003 to $6,655 thousand from $4,534 thousand in 2002. The significant increase in net interest income in 2003 is attributable to the opening of Vision Bank, FSB in Florida and the general growth of Vision Bank in Alabama. The net interest spread decreased 4 basis points to 3.46% in 2003 from 3.50% in 2002. The net interest spread increased 14 basis points to 3.50% in 2002 from 3.36% in 2001. Over the past three years, the net interest spread has been impacted by changes in balance sheet mix which have affected the yields earned and rates paid on the underlying assets and liabilities. These factors, coupled with the decrease in general interest rates as a result of action undertaken by the Federal Reserve, resulted in net interest margin compression during 2003.

Our provision for loan losses totaled $1,290 thousand in 2003, $616 thousand in 2002 and $655 thousand in 2001. The allowance for loan losses represented 1.19% of total loans outstanding at December 31, 2003. The allowance for loan losses represented 1.28% and 1.30% of total loans outstanding at December 31, 2002 and 2001, respectively. The allowance for loan losses is discussed in more detail under “Loans and Allowance for Loan Losses” earlier in this MD&A.

Noninterest income increased 19.19% to $1,503 thousand in 2003 compared to $1,261 thousand in 2002. Noninterest income increased 105.04% in 2002 from $615 thousand in 2001. The increase in noninterest income in 2003 is mainly attributable to service charges on deposits and secondary mortgage fee income. In 2003, the Company recorded service charges on deposit accounts in the amount of $635 thousand; whereas in 2002, the Company recorded service charges on deposits in the amount of $460 thousand. The Company recorded an increase of $119 thousand in mortgage origination fees in 2003 from the amount recorded in 2002. The Company also recorded in 2003 $152 thousand representing gains on the sale of securities and $76 thousand in other noninterest income. The increase in noninterest income in 2002 compared to 2001 mainly represented increases in service charges on deposit accounts, gain on sale of securities and mortgage origination fees.

Noninterest expense increased $2,298 thousand to $7,324 thousand in 2003 from $5,026 thousand in 2002. Salaries and employee benefits increased $1,300 thousand; equipment and occupancy expense increased $523 thousand; organizational expense decreased $444 thousand and all other expenses increased a net of $919 thousand. These increases resulted from the opening of Vision Bank, FSB in Florida, and the growth of Vision Bank in Alabama which included opening an additional branch during the year ended December 31, 2003. Noninterest expense increased $1,532 thousand in 2002 compared to 2001. The majority of the increase resulted from salaries and benefits expense and organizational expense attributed to the opening of Vision Bank, FSB and the general growth of the Company.

Net Interest Income

Net interest income is the principal source of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities impact net interest income. The Company’s tax-exempt earning assets were immaterial for the three years reported; therefore, there is no fully taxable equivalent effect on the Company’s results of operations.

Net interest income, before the provision for loan losses, totaled $6,655 thousand in 2003 representing an increase of 46.78% compared to net interest income of $4,534 thousand in 2002. Net interest income increased 51.77% in 2002 over 2001. The Company experienced significant growth in both average earning assets and average interest-bearing liabilities during 2003 and 2002. The “Summary of Changes in Net Interest Income” table in the section below provides information about changes in interest income, interest expense and net interest income due to changes in average balances and rates.

The Company’s interest income increased $2,104, or 26.88%, to $9,931 thousand in 2003 from $7,827 thousand in 2002 compared to the Company’s interest income in 2001 of $5,962 thousand. The increase in 2003 was due to the 45.88% increase in average earning assets that was somewhat offset with a 90 basis points decrease in the yield on average earning assets during 2003. Interest and fees income on loans increased 35.19% during 2003, primarily due to an increase of 50.33% in the average loan balances outstanding partially offset by a decrease in the yield on loans of 74 basis points. The interest income on investment securities decreased $388 thousand or 51.81% during 2003, compared to 2002 due to a decrease in average balance outstanding paired with a decrease in the yield on average balances. Interest income on federal funds sold increased $26 thousand or 35.23% during 2003 compared to 2002. This increase is primarily due to the increase in average federal funds sold.

During 2003, the Company’s interest expense decreased $18 thousand, or 0.55%, to $3,275 thousand from $3,293 thousand in 2002, as average interest-bearing liabilities outstanding during 2003 increased 32.75%. In 2002, interest expenses increased $319 thousand to $3,293 from $2,974 thousand in 2001, due to the growth of the Company. Interest-bearing deposits are the major component of interest bearing liabilities, representing approximately 99.59% in 2003, 100.0% in 2002, and 99.77% in 2001 of average total interest-bearing liabilities outstanding. While average interest-bearing deposits outstanding increased 32.21% during 2003, the rate paid on these average balances reflected a decrease of 85 basis points. Interest expense on borrowings and federal funds purchased during 2003 totaled $6 thousand as compared to $1 thousand and $3 thousand for 2002 and 2001, respectively.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The Company’s net interest margin for 2003 was 4.02%, compared to 4.00% for 2002 and 4.13% for 2001.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a more direct perspective to the effect of market interest rate movements. The net interest spread for 2003 decreased 4 points to 3.46% from the Company’s 2002 spread of 3.50% as the cost of interest-bearing sources of funds decreased 86 basis points while the yield on earning assets decreased 90 basis points. See the tables in this section below entitled “Summary of Average Balance Sheet, Net Interest Income and Interest Rates” and “Summary of Changes in Net Interest Income” for more information. The Summary of Average Balance Sheet, Net Interest Income and Interest Rates table presents, for the periods shown, the average balance of certain balance sheet items, the dollar amount of interest income from average earning assets and resultant yields, the interest expense and rate paid on average interest-bearing liabilities, and the net-interest margin. The Summary of Changes in Net Interest Income table presents an analysis of changes in interest income, interest expense and net interest income attributable to changes in volume and interest rate.

SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES (on a taxable equivalent basis)

	December 31,
	2003			2002			2001
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
INTEREST EARNING ASSETS
Loans, net of unearned income*	$142,869	$9,472	6.63%	$95,040	$7,004	7.37%	$58,921	$5,221	8.86%

Investment securities, taxable	12,592	361	2.87%	13,550	749	5.53%	8,620	560	6.50%
Investment securities, tax-exempt	0	0	0.00%	0	0	0.00%	0	0	0.00%

Total investment securities	12,592	361	2.87%	13,550	749	5.53%	8,620	560	6.50%

Interest bearing deposits with other banks	244	0	0.00%	0	0	0.00%	0	0	0.00%
Federal funds sold	9,704	100	1.03%	4,795	74	1.54%	4,720	180	3.81%

Total interest earning assets	165,409	9,933	6.01%	113,385	7,827	6.90%	72,261	5,961	8.25%

NONEARNING ASSETS
Cash and due from banks	5,022			2,994			1,736
Premises and Equipment	1,943			1,208			846
Other assets	1,253			1,905			1,053
Allowance for loan & lease losses	(1,739)			(1,187)			(685)

Total Assets	$171,888			$118,305			$75,211

LIABILITIES & STOCKHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES
Demand	$25,463	343	1.35%	$9,177	146	1.59%	$7,072	244	3.44%
Savings and Money Market	36,057	471	1.31%	42,402	1,117	2.63%	19,066	769	4.03%
Time deposits	66,692	2,455	3.68%	45,394	2,030	4.47%	34,542	1,958	5.67%

Total interest bearing deposits	128,212	3,269	2.55%	96,973	3,293	3.40%	60,680	2,971	4.90%

Other short term borrowings	18	0	1.65%	2	0	0.00%	140	3	2.14%
FHLB borrowings	504	6	1.19%	0	0	0.00%	0	0	0.00%

Total interest bearing liabilities	128,734	3,275	2.54%	96,975	3,293	3.40%	60,820	2,974	4.89%

NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	20,474			10,332			6,079
Accrued expenses and other liabilities	689			578			298
Stockholders’ equity	21,991			10,420			8,014

Total Liabilities and stockholders’ equity	$171,888			$118,305			$75,211

Net Interest Income/net interest spread		$6,658	3.47%		$4,534	3.50%		$2,988	3.36%
Net Yield on Total Interest Earning Assets			4.02%			4.00%			4.13%

TAXABLE EQUIVALENT ADJUSTMENT
Loans		3			0			0
Investment securities		0			0			0

Total taxable equivalent adjustment		3			0			0

Net interest income		$6,655			$4,534			$2,988

*	Loans on nonaccrual status have been included in the computation of average balances

SUMMARY OF CHANGES IN NET INTEREST INCOME (on taxable equivalent basis)

	Year Ended December 31,
	2003 Compared to 2002			2002 Compared to 2001
	Due to Change in		Total Increase (Decrease)	Due to Change in		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
INTEREST INCOME
Loans, net of unearned income	$2,822	$(354)	$2,468	$2,777	$(994)	$1,783

Investment securities, taxable	(413)	25	(388)	283	(94)	189
Investment securities, tax-exempt	—	—	—	—	—	—

Total investment securities	(413)	25	(388)	283	(94)	189

Interest bearing deposits with other banks	—	—	—	—	—	—
Federal funds sold	52	(26)	26	3	(109)	(106)

Total interest income	2,461	(355)	2,106	3,063	(1,197)	1,866

INTEREST EXPENSE
Demand	237	(40)	197	58	(156)	(98)
Savings	(727)	81	(646)	687	(339)	348
Time deposits	593	(168)	425	539	(467)	72

Total interest bearing deposits	103	(127)	(24)	1,284	(962)	322

Other short term borrowings	—	0	0	(1)	(2)	(3)
FHLB borrowings	—	6	6	—	—	—

Total interest expense	103	(121)	(18)	1,283	(964)	319

Change in net interest income	$2,358	$(234)	$2,124	$1,780	$(233)	$1,547

*	Loans on nonaccrual status have been included in the computation of average balances

During 2003, the banking industry continued to experience a decline in the interest rate environment as the prime interest rate moved from 4.25% to 4.00%. In 2002, the prime interest rate decreased from 4.75% to 4.25%. During 2001, the prime interest rate decreased from 9.50% to 4.75%.

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

During 2003, management made increases in the Banks’ allowance for loan losses. The Company provided $1,290 thousand for loan losses in 2003, compared to $616 thousand in 2002 and $655 in 2001. This increase reflects provision for net charge-offs of $608 thousand and $682 thousand for the growth in the loan portfolio in 2003. The increases in the overall level of the allowance for loan losses in 2002 and 2001 were primarily due to additional provisions made for the growth in the loan portfolio due to the Company’s expansion activities.

Loan charge-offs exceeded recoveries by $608 thousand, $240 thousand, and $38 thousand during 2003, 2002, and 2001, respectively. This represented an increase of $368 thousand during 2003. In December 2003, Vision Bank charged off a single unsecured commercial credit in the amount of $498 thousand which was identified by management as a loss. Management feels this loan write-off was an isolated case and that the allowance for loan losses remains adequate to absorb future loses which may exist in the loan portfolio.

For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, see “Loans and Allowance for Loan Losses and Nonperforming Assets” earlier in this MD&A. The future level of the allowance and provisions for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

Noninterest Income

Noninterest income for 2003 increased $242 thousand, or 19.19%, to $1,503 thousand from $1,261 thousand in 2002 compared to income in 2001 of $615 thousand. These amounts are primarily from service charges on deposit accounts and mortgage rate premiums on mortgage loans sold in the secondary market. The increases primarily reflect the growth of the Company during 2003 and 2002. Components of other operating income reflecting increases during 2003 were fee income associated with wire transfers, non-customer check cashing, ATM access and other miscellaneous service fees. During 2003 the Company recognized gains of $152 thousand on the sale of investment securities in connection with its asset/liability management compared to $184 during 2002 and no gain on sale of investments in 2001.

NONINTEREST INCOME

	Year Ended December 31,
(dollars in thousands)	2003	% change	2002	% change	2001
Service charges on deposit accounts	$635	38.0%	$460	100.0%	$230
Gain on sale of securities	152	(17.4)%	184		—
Secondary mortgage fees	640	22.8%	521	46.3%	356
Other noninterest income	76	(20.8)%	96	231.0%	29

Total noninterest income	$1,503	19.2%	$1,261	105.0%	$615

Noninterest Expenses

The main components of noninterest expense are salaries and employee benefits, occupancy expense, furniture and equipment expense and other noninterest expense. Noninterest expenses totaled approximately $7,324 thousand in 2003, $5,026 thousand in 2002, and $3,494 thousand in 2001. These levels represent increases of 45.72% and 43.85% for 2003 and 2002, respectively.

Total salaries and benefits increased $1,300 thousand, or 51.06% to $3,846 thousand in 2003 from $2,546 thousand in 2002. From 2001 to 2002, salaries and benefits increased 37.61%. The increase in salaries and employee benefits during 2003 resulted primarily from an increase in the number of employees due to the Company’s growth and expansion in Florida, in addition to merit increases and incentive payments for existing personnel. At December 31, 2003, the Company had 89 full-time equivalent employees, compared to 71 at December 31, 2002. The increase in employees in 2003 resulted primarily from personnel added in connection with opening Vision Bank, FSB.

Occupancy expense increased 73.11% in 2003 to $895 thousand while furniture and equipment expenses increased 73.23% in 2003 to $343 thousand. These increases were primarily due to Vision Bank’s new branch office in Fairhope, Alabama and the opening of Vision Bank, FSB in Florida in addition to rising price levels and increased business activity. In 2002, occupancy expense increased 57.14% to $517 thousand and furniture and equipment expense increased 37.50% to $198 thousand.

Organizational expenses decreased 87.43% to $64 thousand in 2003 with the opening of Vision Bank, FSB early in the year compared to $509 thousand in 2002. The Company did not have any organizational expense in 2001.

Professional fees increased 59.91% in 2003 to $339 thousand, compared to $212 thousand in 2002 and $184 thousand in 2001. The increase in 2003 was due to higher professional fees associated with revenue generating projects and the general growth of the Company.

Printing and office supplies expenses increased 52.1% in 2003 to $178 thousand, as compared to $117 thousand in 2002 and $162 thousand in 2001. Other operating expenses increased 72.84% 2003 to $1,158 thousand, compared to $670 thousand in 2002, which represented a 12.23% increase from $597 thousand in 2001. The increase in other operating expenses during 2001 was primarily due to miscellaneous expenses associated with the growth of the Company. These increases during 2003 and 2002 reflect the higher cost associated with the Company’s significant growth, including Vision Bank’s branch expansion in Fairhope, Alabama and the opening of Vision Bank, FSB in Panama City, Florida.

NONINTEREST EXPENSE

	Year Ended December 31,
(dollars in thousands)	2003	% change	2002	% change	2001
Salaries and Employee Benefits	$3,846	51%	$2,546	38%	$1,851
Occupancy Expense	895	73%	517	57%	329
Furniture and Equipment Expense	343	73%	198	38%	144
Data Processing	346	87%	185	39%	133
Organization Expense	64	-87%	509		—
Professional Fees	339	60%	212	15%	184
Printing and Office Supplies	178	52%	117	-28%	162
Advertising Expense	155	118%	71	-25%	95
Director’s Fees	198		—		—
Telephone	141	44%	98	14%	86
Travel and Entertainment	135	238%	40	-47%	75
Other	684	28%	533	23%	435

	$7,324	46%	$5,026	44%	$3,494

Income Taxes

The Company experienced income tax benefit of $204 thousand, or 44.84% effective tax rate, on pre-tax loss of $455 thousand for 2003, compared to tax expense of $62 thousand, or 40.52% effective tax rate, on pre-tax income of $153 thousand for 2002. In 2001, the Company experienced $163 thousand in tax benefit, or 29.80% effective tax rate, on pre-tax loss of $547 thousand. In 2003, the effective tax rate was 131.85% of the statutory Federal tax rate, compared to tax rates which were 118.46% and 87.40% of the staturory Federal tax rate in 2002 and 2001, respectively. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning. A more detailed explanation of income tax expense is included in Note 18 to the Company’s Consolidated Financial Statements included elsewhere in this Report.

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

Subsequent Events

On February 27, 2004, Vision Bancshares, Inc. entered into a definitive stock purchase agreement with BancTrust Financial Group, Inc. (“BancTrust”) to acquire all of the issued and outstanding shares of stock of BancTrust’s wholly owned subsidiary bank, BankTrust of Florida, formerly Wewahitchka State Bank, located in Wewahitchka, Gulf County, Florida, in exchange for $7,500 thousand in cash. Total assets (unaudited) of BankTrust of Florida at December 31, 2003 were approximately $43,668 thousand. The acquisition is subject to approval by certain regulatory authorities. As a result of the acquisition, BankTrust of Florida, a wholly-owned subsidiary of BancTrust, will become a wholly-owned subsidiary of the Company. The acquisition will be accounted for as a purchased transaction.

The Company anticipates raising $17,500 thousand in a private placement that started March 9, 2004. The funds raised in this private placement will be utilized to provide capital to the Company’s bank subsidiaries to expand its banking operations in Alabama and Florida.

ITEM 7 FINANCIAL STATEMENTS

See Table of Contents to Consolidated Financial Statements on Page F-1. Such Financial Statements are incorporated in this Item 7 by reference.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The financial statements of Vision Bancshares as of December 31, 2003, and for the year then ended, contained in this Form 10-KSB have been included in reliance upon the report of Mauldin & Jenkins, LLC, Albany, Georgia, independent certified public accountants, and upon the authority of such firm as experts in accounting and auditing. The financial statements of Vision Bancshares, Inc. and Subsidiaries as of December 31, 2002 and for each of the two years in the period ended December 31, 2002 were included in reliance upon the report of Morrison & Smith, LLP, Tuscaloosa, Alabama, independent certified public accountants, and upon the authority of such firm as experts in accounting and auditing.

The Audit Committee of the Board of Directors of Vision Bancshares, Inc. decided to change its independent accountant that performs audits of the Company’s financial statements for external reporting purposes. The Company previously used the independent accounting firm of Morrison & Smith, LLP (“Morrison & Smith”), Tuscaloosa, Alabama, to perform audits of the Company’s financial statements for external reporting purposes. Effective March 10, 2003, the Company dismissed Morrison & Smith as its independent accountant that audits the Company’s financial statements for external reporting purposes. Also effective on March 10, 2003, the Company engaged Mauldin & Jenkins, LLC (“Mauldin & Jenkins”), Albany, Georgia, to perform audits of the Company’s financial statements for external reporting purposes for periods after December 31, 2002. The Company will continue to use Morrison & Smith to perform the Company’s internal audits and assist on tax and other matters.

The reports of Morrison & Smith on the Company’s financial statements during the years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles. During the Company’s fiscal years ended December 31, 2002 and 2001 and on March 10, 2003, the Company did not have any disagreement with Morrison & Smith on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Morrison & Smith’s satisfaction, would have caused Morrison & Smith to make reference to the subject matter of the disagreement with its reports.

ITEM 8A CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of Vision Bancshares have concluded, based on their evaluation as of the end of the period covered by this Form 10-KSB, 2003, that Vision Bancshares’ disclosure controls and procedures are effective to ensure that information required to be disclosed by Vision Bancshares in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange commission, and include controls and procedures designed to ensure that information required to be disclosed by Vision Bancshares in such reports is accumulated and communicated to Vision Bancshares management, including Vision Bancshares’ Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below lists the directors and executive officers of Vision Bancshares.

Name, Age and Director or Officer Since	Position with Vision Bancshares and Vision Bank and Vision Bank, FSB	Principal Occupation For the Last Five Years
Directors
Warren Banach, M.D., 50, 2002	Director of Vision Bancshares	Private Practice of Medicine, Enterprise Women’s Center, Enterprise, Alabama Since 1984

Gordon Barnhill, Jr., 46, 2000	Director of Vision Bancshares & Vision Bank	Owner, Barnhill Land and Real Estate (Real Estate Business) and farmer

R. J. Billingsley, Jr. 51, 2001	Director of Vision Bancshares & Vision Bank	President, Mobile Asphalt Co., LLC (Contracting)

J. Donald Boggus, Jr., 39, 2002	Director of Vision Bancshares

President, CEO and Director,

Crescent Banking Company

since 1996; President, CEO

and Director, Crescent Bank

and Trust since 1996; Director

and Secretary, Crescent

Mortgage Services, Inc.,

Jasper, Georgia since 1996

Julian Brackin, 54, 2000	Director of Vision Bancshares & Vision Bank	Partner, Brackin, McGriff and Johnson, P.C. (Attorney)

James D. Campbell, D.D.S., M.S., 61, 2002	Director of Vision Bancshares & Vision Bank, FSB	Orthodontist and President, James D. Campbell, D.D.S., M.S., P.A. since 1974

Name, Age and Director or Officer Since	Position with Vision Bancshares and Vision Bank and Vision Bank, FSB	Principal Occupation For the Last Five Years
Joe C. Campbell, 58, 2000	Director of Vision Bancshares	Partner, Caldwell Campbell Insurance Company since 2003; District Manager, ALFA Insurance Company 1990-2003 (General Insurance)

Joey W. Ginn, 44, 2002	Director of Vision Bancshares; Director and President of Vision Bank, FSB	President of Vision Bank, FSB since 2003; Senior Vice President and City President, AmSouth Bank, Panama City, Florida 1986-2002

Charles S. Isler, III, 57, 2002	Director of Vision Bancshares & Vision Bank, FSB	Attorney and Partner, Isler, Sombathy & Sombathy, P.A.

Robert S. McKean, 54, 2002	Director of Vision Bancshares; Director and President of Vision Bank; Director of Vision Bank, FSB	Director and President of Vision Bank since 2000; President, The Bank, Birmingham, Alabama 1998-2000; Senior Vice President, Compass Bank, Birmingham, Alabama, 1995-1998

William D. Moody, 57, 2000	Director of Vision Bancshares & Vision Bank	President, Alpha Development Group, Inc. (Real Estate Development)

Paige Dawson Ogletree, 42, 2000	Director of Vision Bancshares	Owner, Dawson Development Company (commercial construction)

James R. Owen, Jr., 52, 2000	Director of Vision Bancshares & Vision Bank	President, Gulf Shores Title Insurance Co., Inc. (Title Insurance Company)

Name, Age and Director or Officer Since	Position with Vision Bancshares and Vision Bank and Vision Bank, FSB	Principal Occupation For the Last Five Years
Donald W. Peak, 64, 2000	Director of Vision Bancshares

President, Forest Manor

Nursing Home, Inc.

(long-term care facility);

President, Phoenix Therapy

Associates (rehabilitation

therapy); President, Central

Medical Supplies of Alabama

(durable medical equipment)

Rick A. Phillips, 52, 2000	Director of Vision Bancshares & Vision Bank	Owner, Professional Real Estate Partners, Inc. (Real Estate Brokerage and Marketing & Developer)

Daniel M. Scarbrough, M.D., 56, 2000	Director of Vision Bancshares & Vision Bank	Vice President, Community Health Systems, Inc. since 1997; Private practice of medicine prior to July 4, 1997

J. Daniel Sizemore, 55, 2000	President, CEO and Chairman of the Board of Vision Bancshares & Chairman and CEO of Vision Bank & Vision Bank, FSB

President, CEO and Chairman

of Vision Bancshares and CEO

and Chairman of Vision Bank

since April, 1999; President

and Chief Executive Officer,

The Bank, Birmingham,

Alabama 1998 - 1999;

President and Chief Executive

Officer, Commerce Bank of

Alabama, Albertville,

Alabama

1994 – 1998

George W. Skipper, III, 59 (1), 2000	Director of Vision Bancshares, Vision Bank & Vision Bank, FSB	Vice President, Skipper Insurance (General Insurance)

Thomas Gray Skipper, 32 (1), 2000	Director of Vision Bancshares	Vice President, Scotch Plywood Company

Name, Age and Director or Officer Since	Position with Vision Bancshares and Vision Bank and Vision Bank, FSB	Principal Occupation For the Last Five Years
J. Douglas Warren, 41, 2000	Director of Vision Bancshares	Vice President operations, Community Health Systems, since 1995

Patrick Willingham, CPA, 58, 2000	Director of Vision Bancshares & Vision Bank	President and CEO, Community Health Systems, Inc. (Certified Public Accountant)

Royce T. Winborne, 57, 2002	Director of Vision Bancshares	Vice President of Finance, Community Health Systems, Inc. since 1984
(1) George W. Skipper, III is the father of Thomas Gray Skipper.

Executive Officers who are not also Directors

William E. Blackmon, 53, 2001	Executive Vice President and Chief Financial Officer of Vision Bancshares; Executive Vice President and Chief Financial Officer, Vision Bank; Director of Vision Bank, FSB

Executive Vice President and

Chief Financial Officer,

Vision Bank – since August

2001; Executive Vice

President and Chief Financial

Officer, Vision Bancshares

since January 2002;

Senior Vice President and

Chief Accounting Officer

Community Bank – September

1998 to August 2001

Code of Ethics

The Company has adopted a Code of Ethics in compliance with applicable rules of the SEC for directors and officers (including the Company’s principal executive officer, principal financial officer and controller). Any person may request a free copy of the Code of Ethics from the Company by sending a request to the following address: Vision Bancshares, Post Box 4649, Gulf Shores, Alabama 36547, Attention: Chief Financial Officer. A copy of the Code of Ethics is filed in this Report as Exhibit.

Audit Committee Financial Expert

The Board of Directors of the Company established a standing Audit Committee on March 29, 2000. The Audit Committee is currently comprised of Mr. Willingham, Chairman and Messrs. Barnhill, Brackin, Phillips, Scarbrough, Sowell, Warren and Winborne. Except for Mr. Sowell, each of the members of the Audit Committee is a non-employee, outside director, and is an “independent director” within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers. Mr. Jerry F. Sowell, Jr., age 45, who is not a director of the Company, is a director and Chairman of the Audit Committee of Vision Bank, FSB and is a practicing certified public accountant with the accounting firm of Segers Sowell Stewart & Johnson, PA. The Company Audit Committee is responsible for the review and evaluation of the Company’s internal controls and accounting procedures. It also periodically reviews audit reports with the Company’s independent auditors, recommends the annual appointment of such auditors, and reviews and approves the Company’s quarterly and annual filings with the Securities and Exchange Commission. The audit committee is also responsible for pre-approving all audit and non-audit services provided by the independent auditors. Established in March 2000 the Company’s Audit Committee met twice during 2003. The Board of Directors has determined that Mr. Willingham is an “audit committee financial experts” as defined under regulations of the Securities and Exchange Commission.

ITEM 10 EXECUTIVE COMPENSATION

Officers of Vision Bancshares, Vision Bank and Vision Bank, FSB will serve at the discretion of the board of directors.

SUMMARY COMPENSATION TABLE

Annual Compensation									Long Term Compensation Awards		All Other Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation			Securities Underlying Options
J. Daniel Sizemore Chairman and CEO	2001 2002 2003	$ $ $	150,000 175,000 223,462	$ $ $	27,000 45,000 52,500	$ $ $	22,709 18,405 29,508	(1) (1) (1)	5,000 10,000 27,500	(5)	$ $ $	7,492 5,494 5,629	(9)
William E. Blackmon CFO	2001 2002 2003	$ $ $	90,000 97,500 103,827	$ $ $	1,898 15,243 16,725	$ $ $	3,988 9,600 9,600	(2) (2) (2)	2,500 2,500 2,500	(6)		$-0- -0- 2,374	(9)
Robert S. McKean President, Vision Bank	2001 2002 2003	$ $ $	100,000 110,000 123,226	$ $ $	16,150 18,450 19,422	$ $ $	9,815 9,815 20,375	(3) (3) (3)	5,000 5,000 5,000	(7)	$ $ $	1,572 3,409 3,503	(9)
Joey W. Ginn President, Vision Bank, FSB	2003		$101,954		$26,172		$15,827	(4)	15,000	(8)		$3,311	(9)

(1)	Other compensation includes $12,336 in employee benefits; $10,143 for car allowance; and $230 in civic dues for the year 2001. In 2002, other compensation includes $7,400 in employee benefits; $10,143 for car allowance; and $862 in civic dues. In 2003, other compensation includes $7,400 in employee benefits; $10,143 for car allowance; $965 in civic dues; and $11,000 in director fees.
(2)	Other compensation includes $2,031 in employee benefits and a car allowance of $1,957 for the year 2001. In 2002 and 2003, other compensation includes $4,800 in employee benefits and a car allowance of $4,800.
(3)	In 2001 and 2002, other compensation includes $4,800 in employee benefits, a car allowance of $4,800 and $215 in civic dues. In 2003, other compensation includes $4,800 in employee benefits, a car allowance of $4,800; $275 in civic dues; and $10,500 in director fees.

(4)	In 2003, other compensation includes $4,615 in employee benefits; a car allowance of $6,000; civic and club dues of $3,212; and $2,000 in director fees.
(5)	The exercise price is $15 per share on the 5,000 shares issued in 2001, the 10,000 shares issued in 2002 and the 27,500 shares issued in 2003.
(6)	The exercise price is $15 per share on the 2,500 shares issued in 2001, the 2,500 shares issued in 2002 and the 2500 shares issued in 2003.
(7)	The exercise price is $15 per share on the 5,000 shares issued in 2001 and the 5,000 shares issued in 2002 and the 5,000 issued in 2003
(8)	The exercise price is $15 per share on the 15,000 shares issued in 2003.
(9)	Company’s 401(k) match.

STOCK PLANS

The Company has adopted an Incentive Stock Compensation (“Plan”) to provide an incentive to certain officers and key management employees of the Company and its subsidiaries. Options granted under the Plan must be at a price not less than the fair market value of the shares at the date of grant.

As of December 31, 2001, the Company had reserved 150,000 shares for issuance under the Plan. At its annual meeting in June 2002, the shareholders approved an increase of an additional 75,000 shares for an aggregate of 225,000 shares of common stock for issuance under the Plan. All options expire no more than ten years from the date of grant, or 90 days after an employee’s termination. At December 31, 2003, approximately 48,000 shares remained available for the granting of options under the Plan.

The Plan’s Administration Committee determines vesting periods. All options issued under the Plan have vesting requirements. The option recipients are required to remain in the employment of the Company for three years to fully vest in the options granted. Of the 177,000 options granted under the Plan, 77,160 options were vested at December 31, 2003. In the event of a change in control, options issued under this plan, become 100 percent vested.

The Company has adopted a Director Stock Plan (“Director’s Plan”) whereby directors of the Company and its subsidiaries may be granted non-qualified stock options and receive common stock in lieu of cash directors’ fees. As of December 31, 2001, the Company had reserved 150,000 shares for issuance under the Director’s Plan. At its annual meeting in June 2002, the shareholders approved an increase of an additional 75,000 shares for an aggregate of 225,000 shares of common stock for issuance under the Director’s Plan. The Director’s Plan Administration Committee determines vesting periods. All options issued under the Director’s Plan were 100 percent vested at the date of grant. All options expire no more than ten years from the date of grant. At December 31, 2003, approximately 89,500 shares remained available for the granting of options under the Director’s Plan. This plan also provides for each director to receive restricted stock, pursuant to a written election, in lieu of part or all of such director’s director fee.

The number of shares of restricted stock granted to a director pursuant to such election shall be equal to the dollar amount of director’s fees which the director has elected not to receive, divided by seventy-five percent (75%) of the fair market value of the common stock as of each applicable payment date. As of December 31, 2003, no shares have been issued pursuant to this provision.

The Company has adopted an Employee Stock Purchase Plan (“Purchase Plan”) that provides active full-time employees with a convenient way to become shareholders of the Company. Employees have the opportunity to subscribe to purchase shares of a series of offerings occurring at six-month intervals. As of December 31, 2002, there were 7,500 shares authorized for issuance under the Purchase Plan. At the annual meeting in June 2003, the shareholders approved an increase of an additional 7,500 shares for an aggregate of 15,000 shares authorized for issuance under this plan from authorized but unissued shares. As of December 31, 2003, 4,655 shares were issued under the plan. The total subscription liability under the plan for all covered employees totaled 2,185 shares as of December 31, 2003. Approximately 8,160 shares remained available for subscription under the Purchase Plan.

OPTIONS GRANTED IN FISCAL YEAR ENDED DECEMBER 31, 2003

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price ($/Share)	Expiration Date
J. Daniel Sizemore Chairman and CEO	27,500	35%	$15	January 30, 2013
William E. Blackmon CFO	2,500	3%	$15	January 30, 2013
Robert S. McKean President, Vision Bank	5,000	6%	$15	January 30, 2013
Joey W. Ginn President, Vision Bank, FSB	15,000	19%	$15	January 30, 2013

Vision Bancshares has no employees, and its officers receive no compensation for their services to Vision Bancshares. During 2003, Vision Bank is reimbursed by the Company for approximately 20% of Mr. Sizemore’s base salary and approximately 50% of his annual bonus. The directors of Vision Bancshares received no compensation through December 31, 2002 for their services to the Company. Beginning in 2003, the directors of Vision Bancshares receive board fees of $1,000 for each quarterly meeting attended and the members of the Company’s Audit Committee receive $250 for each committee meeting attended.

Option Exercises And Option Values

The following table provides information about the value of each officer’s outstanding options as of December 31, 2003. There were no stock appreciation rights outstanding or exercised in 2003.

Options Exercised and Options Value in 2003

Name	Number of securities underlying unexercised options at December 31, 2003 Exercisable/ Unexercisable	Value of unexercised in-the- money options at December 31, 2003 Exercisable/ Unexercisable
J. Daniel Sizemore Chairman and CEO	51,600/ 35,900	$333,360/ $75,390
William E. Blackmon CFO	2,475/ 5,025	$5,198/ $10,553
Robert S. McKean President, Vision Bank	9,950/ 10,050	$45,895/ $21,105
Joey W. Ginn President, Vision Bank, FSB	-0-/ 15,000	$0/ $31,500

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

Joey W. Ginn has a change of control agreement with Vision Bancshares, Inc. Upon a change of control of Vision Bancshares or Vision Bank, FSB, the agreement provides that Mr. Ginn shall receive from Vision Bancshares an amount equal to his base salary for a term equal to three years less the amount of time that Mr. Ginn works following the change of control. The agreement defines a change of control to include (i) a merger, consolidation or other corporate reorganization involving Vision Bancshares or Vision Bank, FSB (ii) the ownership of as much as thirty-five percent (35%) of the outstanding voting stock of Vision Bancshares or Vision Bank, FSB by one person, a related group of persons or groups of persons acting in concert; or (iii) such additional circumstances as may be determined by the Board of Directors of Vision Bancshares and/or Vision Bank, FSB.

When Vision Bank began operations in March 2000, certain non-executive officers of Vision Bank were given change of control agreements. Upon a change of control of Vision Bank, the agreements provide that these employees shall receive from Vision Bank an amount equal to their base salary for a term equal to three years less the amount of time that they work following the change of control. The agreement defines a change of control to include (i) a merger, consolidation or other corporate reorganization involving Vision Bancshares or Vision Bank, (ii) the ownership of as much as thirty-five percent (35%) of the outstanding voting stock of Vision Bancshares or Vision Bank by one person, a related group of persons or groups of persons acting in concert; or (iii) such additional circumstances as may be determined by the Vision Bank Board of Directors.

In the future, Vision Bank may make loans to its directors and officers in the ordinary course of business. Such loans, or other banking transactions involving these persons, will be made on the same terms, including interest rate and collateral requirements, that Vision Bank would make to the general public.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows those persons who are known to Vision Bancshares who own five percent or more of the outstanding shares of common stock as of February 27, 2004:

Name and Address	Number of Shares of Common Stock Owned		Percentage Ownership
George W. Skipper, III 307 Skipper Drive Jackson, AL 36545	123,092	(1)	6.48%

J. Daniel Sizemore 33343 River Road Orange Beach, AL 36561	106,477	(2)	5.45%

Michael W. Lowe 1050 Highway 515 South Jasper, GA 30143	100,000	(3)	5.31%

(1)	Includes 12,000 shares subject to options under the Director Stock Plan. These shares do not include the shares owned by Mr. Skipper’s son, Thomas Gray Skipper, as shown in the Security Ownership of Management table below or 90,583 shares owned by Mr. Skipper’s other adult children and immediate family members not living in Mr. Skipper’s household, as to which Mr. Skipper disclaims any beneficial ownership.
(2)	Includes 65,700 shares subject to options under the Incentive Stock Compensation Plan and 1,184 shares held by his wife. These shares do not include 2,937 shares owned by Mr. Sizemore’s adult children and grand children not living in Mr. Sizemore’s household, as to which Mr. Sizemore disclaims any beneficial ownership.
(3)	Mr. Lowe is a Director and Principal Shareholder of Crescent Banking Company. These shares do not include 20,000 shares owned by Crescent Banking Company, as to which Mr. Lowe disclaims any beneficial ownership. Mr. J. Donald Boggus is a director of the Company and also President and CEO of Crescent Banking Company. Mr. Lowe disclaims any beneficial ownership in the shares, as shown in the Security Ownership of Management table below, owned by Mr. Boggus.

Security Ownership of Management

Name and Address	Number of Shares of Common Stock Owned		Percentage Ownership
Directors
Warren Banach 112 Abbey Lane Enterprise, AL 36330	38,334	**	2.02%

Gordon Barnhill, Jr. Post Office Box 644 Robertsdale, AL 36567	30,125	****	1.59%

R. J. Billingsley, Jr. P. O. Box 190279 Mobile, AL 36619	41,592	*** (1)	2.19%

J. Donald Boggus, Jr. 281 Happy Talk Trail Jasper, GA 30143	12,650	** (2)	* ****

Julian Brackin 23629 2nd Street Montrose, AL 36559	49,025	****	2.58%

James D. Campbell 3107 W. 30th Court Panama City, FL 32405	31,667	**	1.67%

Joe C. Campbell Post Office Box 1069 Cullman, AL 35056	50,425	**** (3)	2.65%

Joey W. Ginn 3302 Country Club Drive Lynn Haven, FL 32444	7,667	(4)	* ****

Charles S. Isler, III Post Office Box 430 Panama City, FL 32402	38,334	**	2.02%

Robert S. McKean 32803 Marlin Key Drive Orange Beach, AL 36561	21,283	(5)	1.12%

Name and Address	Number of Shares of Common Stock Owned		Percentage Ownership
William D. Moody Post Office Box 2433 Gulf Shores, AL 36547	47,425	**** (6)	2.50%

Paige Dawson Ogletree 3250 Locust Street Gadsden, AL 35901	17,000	*	* ****

James R. Owen, Jr. P.O. Box 895 Gulf Shores, AL 36547	45,025	**** (7)	2.37%

Donald W. Peak 2401 32nd Street Northport, AL 35476	52,425	****	2.76%

Rick A. Phillips Post Office Box 3351 Gulf Shores, AL 36547	52,425	****	2.76%

Daniel M. Scarbrough, M.D. 30815 Peninsula Drive Orange Beach, AL 36561	42,425	**** (8)	2.23%

J. Daniel Sizemore 33343 River Road Orange Beach, AL 36561	106,477	(9)	5.45%

Thomas Gray Skipper P. O. Box 38 Fulton, AL 36446	42,425	****	2.23%

George W. Skipper, III 307 Skipper Drive Jackson, AL 36545	123,092	**** (10)	6.48%

J. Douglas Warren 4560 Bayou Court Ono Island Orange Beach, AL 36561	42,525	**** (11)	2.24%

Name and Address	Number of Shares of Common Stock Owned		Percentage Ownership
Patrick Willingham, CPA 30475 Harbour Drive Orange Beach, AL 36561	42,425	**** (12)	2.23%

Royce T. Winborne 3302 Nighthawk Lane Pensacola, FL 32506	35,425	** (13)	1.87%

Executive officers who are not also directors

Name and Address	Number of Shares of Common Stock Owned		Percentage Ownership
William E. Blackmon 16362 Hamlet Lane Foley, Alabama 36535	4,625	(14)	*	****

All Directors and Executive Officers as a group (23 persons)	974,821	(15)	45.16%

*	Includes 4,500 shares subject to option under the Director Stock Plan.
**	Includes 5,000 shares subject to option under the Director Stock Plan.
***	Includes 7,000 shares subject to option under the Director Stock Plan.
****	Includes 12,000 shares subject to option under the Director Stock Plan.
*****	Less than 1%.
(1)	These shares do not include 1,668 shares owned by Mr. Billingsley’s father as trustee for Mr. Billingsley’s sister, as to which Mr. Billingsley disclaims any beneficial ownership.
(2)	Mr. Boggus is President and CEO of Crescent Banking Company. These shares do not include 20,000 shares owned by Crescent Banking Company, as to which Mr. Boggus disclaims any beneficial ownership. Michael W. Lowe, a Director and Principal Shareholder of Crescent Banking Company, is also a principal shareholder of the Company owning 100,000 shares of Vision Bancshares. Mr Boggus disclaims any beneficial ownership in the shares owned by Mr. Lowe.
(3)	These shares do not include 300 shares owned by Mr. Campbell’s adult child and father not living in Mr. Campbell’s household, as to which Mr. Campbell disclaims any beneficial ownership.

(4)	Includes 5,000 shares subject to options granted to Mr. Ginn under the Incentive Stock Compensation Plan.
(5)	Includes 14,950 shares subject to options granted to Mr. McKean under the Incentive Stock Compensation Plan.
(6)	These shares do not include 10,000 shares owned by Mr. Moody’s brother, as to which Mr. Moody disclaims any beneficial ownership.
(7)	These shares do not include 4,000 shares owned by Mr. Owen’s father, as to which Mr. Owen disclaims any beneficial ownership.
(8)	Dr. Scarbrough is the medical director of Community Health Systems, a non-profit corporation, which owns 60,850 shares representing 3.22 percent of shares of outstanding common stock. Dr. Scarbrough disclaims any beneficial ownership of those shares. See footnotes (11), (12) and (13).
(9)	Includes 65,700 shares subject to options granted to Mr. Sizemore under the Incentive Stock Compensation Plan and 1,184 shares held by his wife. These shares do not include 2,937 shares owned by Mr. Sizemore’s adult children and grand children not living in his household, as to which he disclaims any beneficial ownership.
(10)	These shares do not include the shares owned by Mr. Skipper’s son, Thomas Gray Skipper, as shown in the table above or 90,583 shares owned by Mr. Skipper’s other adult children and immediate family members not living in Mr. Skipper’s household, as to which Mr. Skipper disclaims any beneficial ownership.
(11)	Includes 30,425 shares owned by Community Health Systems. Mr. Warren is a officer of Community Health Systems and votes 30,425 of the 60,850 shares owned by that entity. See footnotes (8), (12) and (13). Mr. Warren disclaims any beneficial ownership in the 3,900 shares owned by his father who does not live in Mr. Warren’s household.
(12)	Mr. Willingham is the President and CEO of Community Health Systems, a non-profit corporation, which owns 60,850 shares representing 3.22 percent of shares of outstanding common stock. Mr. Willingham disclaims any beneficial ownership of those shares. See footnotes (8), (12) and (13).
(13)	Includes 30,425 shares owned by Community Health Systems. Mr. Winborne is an officer of Community Health Systems and votes 30,425 of the 60,850 shares owned by that entity. See footnotes (8), (11) and (12).
(14)	Includes 4,125 shares subject to options granted to Mr. Blackmon under the Incentive Stock Compensation Plan.
(15)	Includes all options referenced in the footnotes above. The percentage for the group assumes that shares subject to options have been issued.

The following table summarizes certain information regarding the Company’s equity compensation plans as of December 31, 2003. The underlying compensation plans, which are more fully described in Note 12 to the consolidated financial statements included in Item 7, have been previously approved by a vote of the shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding option, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	312,500	$13.10	137,500
Equity compensation plans not approved by shareholders	—	—	—

Total	312,500	$13.10	137,500

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2002, Vision Bank entered into a lease agreement, as the tenant, with Gulf Shores Investment Group, LLC, an Alabama limited liability company, pursuant to which Vision Bank leased the real property on which Vision Bank’s Orange Beach, Alabama office is located. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. The term of the lease was for nine years with an option to renew the lease for three additional terms of three years each. The monthly rent on this lease is in an amount of $10 thousand per month. Lease payments to Gulf Shores Investment Group, LLC totaled $124 thousand and $103 thousand during the twelve months ended December 31, 2003 and 2002, respectively, compared to none for the same period of 2001. Vision Bank also agreed to pay the landlord an additional sum to be adjusted periodically, beginning after the first year of the lease, to coincide with the operating cost that the landlord shall pay or becomes obligated to pay in connection with the ownership and operation of the building. In addition, Vision Bank agreed to pay the real estate taxes, utilities and to maintain fire and extended coverage and general liability insurance coverage for the real property.

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

The Skipper Insurance Agency, of which George W. Skipper, III (a director and principal shareholder of Vision Bancshares, Inc.) is an owner, provides insurance coverage, including but not limited to fire and extended coverage, general liability, fidelity bond and directors and officers liability insurance, for Vision Bancshares, Inc., Vision Bank and Vision Bancshares Financial Group, Inc. The Company paid gross premiums to The Skipper Insurance Agency of approximately $175 thousand in 2003, $115 thousand in 2002 and $48 thousand in 2001. In the opinion of the Company, the cost of these services is at least as favorable as those that could have been obtained from an unaffiliated party.

Vision Bancshares Financial Group, Inc. (“Financial Group”), a wholly owned subsidiary of Vision Bank, was incorporated in 2002 to conduct permissible insurance and securities networking activities. The Financial Group is licensed with the Alabama Department of Insurance as a producer. In October 2002, the Financial Group entered into a Services Agreement with Skipper Insurance Agencies (“Skipper Insurance”) whereby Skipper Insurance would market and sell insurance products through the Financial Group to customers of Vision Bank. One or more employees of Skipper Insurance serve as dual employees of the Financial Group. Pursuant to the Services Agreement, Skipper Insurance pays the Financial Group fifty percent (50%) of all dual employees’ agent commissions under the New York Standard Contract attributable to the sale of insurance products and twenty percent (20%) of Skipper Insurance’s commissions attributable to the sale of property and casualty insurance products. During 2003 and 2002, respectively, the Financial Group received approximately $37 thousand and $40 thousand in commissions from Skipper Insurance. In the opinion of the Company, the agreement for services is at least as favorable as those that could have been obtained from an unaffiliated party.

Vision Bank has entered into transactions with certain directors, officer, shareholders and their affiliates. These transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties was $14,121 thousand and $6,238 thousand at December 31, 2003 and 2002, respectively. During 2003, new loans made to such related parties amounted to $16,060 thousand and payments amounted to $8,177 thousand. During 2002, new loans made to such related parties amounted to $8,052 thousand and payments amounted to $4,880 thousand.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

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

Exhibit 4 - Instruments Defining the Rights of Holders, Including Indentures

Sections 3.03 and 3.04 and Article VI of the Articles of Incorporation contained at Exhibit 3.1 hereof and incorporated herein by reference and Article II and Section 2 of Article III of the Bylaws contained at Exhibit 3.2 of the Registrant’s Registration Statement on Form SB-2 (File Number 333-88073) and incorporated herein by reference.

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

(D) Forms of Ground Lease and Facilities Lease Agreements (four agreements) with Gulf Shores Investment Group, LLC, included at Exhibit 10.5 of the Registrant’s Registration Statement on Form SB-2, Amendment No. 1 (File Number 333-88073) and incorporated herein by reference.

(E) Form of Change of Control Agreement for Executive Officers filed as Exhibit 10.1 of the Registrant’s Registration Statement (File Number 333-81574) filed on January 29, 2002, and incorporated herein by reference.

(F) Services Agreement, dated October 4, 2002, by and between Vision Bancshares Financial Group, Inc., Vision Bank, and Skipper Insurance Agencies, included as exhibit 10.1 of the Registrants Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(G) Lease Agreement, dated June 3, 2003 by and between Vision Bancshares, Inc. and Shoppes at Edgewater, included as exhibit 10.1 of the Registrants Form 10-QSB for the quarter ended September 30, 2003, and incorporated herein by reference.

Exhibit 14 – Code of Ethics For Chief Executive Officer and Senior Financial Officers of Vision Bancshares, Inc., Vision Bank and Vision Bank, FSB

Exhibit 16 - Letter on Change of Certifying Accountant filed as Exhibit 16 of the Registrant’s Form 8-K filed on March 10, 2003 and incorporated herein by reference.

Exhibit 21 - Subsidiaries of Vision Bancshares, Inc.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit 32.1 - Section 1350 Certification by the Chief Executive Officer.

Exhibit 32.2 - Section 1350 Certification by the Chief Financial Officer.

A report on Form 8-K was filed by Vision Bancshares, Inc. (the “Company”) on December 2, 2003. The report was filed as a result of the Company’s press release announcing its results of operations for the three month period ended September 30, 2003.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES FEES PAID TO INDEPENDENT ACCOUNTING FIRMS.

Fees Paid to Independent Accounting Firms

Audit Fees. During 2003, the aggregate amount of fees billed to the Company by Mauldin & Jenkins, LLC for services rendered by it for the audit of the Company’s financial statements and review of financial statements included in the Company’s reports on Form 10-Q, and for services normally provided in connection with statutory and regulatory filings was $69 thousand. In 2002, Morrison & Smith, LLP billed $78 thousand for such services.

Audit-Related Fees. During 2003, the aggregate amount of fees billed to the Company by Morrison & Smith, LLP and Mauldin & Jenkins, LLC for assurance and consultation concerning financial accounting and reporting standards reasonably related to the performance of the audit services rendered by them were $36 thousand and $10 thousand, respectively. In 2002, Morrison & Smith, LLP billed $13 thousand for such services.

Tax Fees. During 2003, the aggregate amount of fees billed to the Company by Morrison & Smith, LLP for tax compliance services was $9 thousand. In 2002, Morrison & Smith, LLP billed $7 thousand for such services.

Other Fees. Mauldin & Jenkins, LLC did not bill the Company any amounts for other services during 2003. Morrison & Smith, LLP provided $3 thousand and $7 thousand in 2003 and 2002, respectively. These fees were primarily related to non-audit services in connection with employee benefits, payroll and for other miscellaneous accounting matters.

The Company did not engage Mauldin & Jenkins, LLC to provide any non-audit related services to the Company during the period covered by this report.

The audit committee is also responsible for the pre-approval of all non-audit services provided by the independent auditors. Non-audit services are only provided by the Company’s auditors to the extent permitted by law. Pre-approval is required unless a “de minimus” exception is met. To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to the Company must constitute not more than five percent of the total amount of revenues paid by the Company to its independent auditors during the fiscal year in which the non-audit services are provided; such services were not recognized by the Company at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the committee and approved prior to the completion of the audit by the committee or by one or more members of the committee to whom authority to grant such approval has been delegated by the committee.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vision Bancshares, Inc.

By:	/s/ J. Daniel Sizemore
J. Daniel Sizemore, Chairman, President and Chief Executive Officer

Date:	March 18, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities indicated on March 18, 2004.

SIGNATURE	TITLE
/s/ Warren Banach, M.D.	Director
Warren Banach, M.D.

/s/ Gordon Barnhill, Jr.	Director
Gordon Barnhill, Jr.

Director
R. J. Billingsley, Jr.

/s/ William E. Blackmon	Chief Financial Officer & Chief Accounting Officer
William E. Blackmon

Director
J. Donald Boggus, Jr.

/s/ Julian Brackin	Director
Julian Brackin

/s/ James D. Campbell	Director
James D. Campbell

/s/ Joe C. Campbell	Director
Joe C. Campbell

/s/ Joey W. Ginn	Director
Joey W. Ginn

/s/ Charles S. Isler III	Director
Charles S. Isler III

/s/ Robert S. McKean	Director
Robert S. McKean

/s/ William D. Moody	Director
William D. Moody

Director
Paige Dawson Ogletree

/s/ James Ray Owen, Jr.	Director
James Ray Owen, Jr.

/s/ Donald W. Peak	Director
Donald W. Peak

/s/ Rick A. Phillips	Director
Rick A. Phillips

/s/ Daniel W. Scarborough	Director
Daniel W. Scarborough

/s/ J. Daniel Sizemore	Chairman and Chief Executive Officer
J. Daniel Sizemore

/s/ George W. Skipper, III	Director
George W. Skipper, III

Director
Thomas Gray Skipper

/s/ J. Douglas Warren	Director
J. Douglas Warren

/s/ Patrick Willingham	Director
Patrick Willingham

/s/ Royce T. Winborne	Director
Royce T. Winborne

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of

the Exchange Act By Non-reporting Issuers

The Company has not sent an annual report to its stockholders pursuant to Section 15(d) of the Exchange Act.

TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

AND

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Vision Bancshares, Inc.

Gulf Shores, Alabama

We have audited the accompanying consolidated statement of financial condition of Vision Bancshares, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Vision Bancshares, Inc. and Subsidiaries as of December 31, 2002 and for each of the two years in the period ended December 31, 2002 were audited by other auditors, whose report dated March 14, 2003 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vision Bancshares, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Albany, Georgia

February 12, 2004, except

    for Note 21 as to which the

    date is March 1, 2004

MAULDIN & JENKINS, LLC

/s/ MAULDIN & JENKINS, LLC
Certified Public Accountants

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

Tuscaloosa, Alabama

March 14, 2003

MORRISON & SMITH, LLP

/s/ MORRISON & SMITH, LLP
Certified Public Accountants

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2003	2002
Assets
Cash and due from banks	$5,077,677	$2,629,192
Federal funds sold	10,125,000	14,113,000

Cash and cash equivalents	15,202,677	16,742,192

Investment securities available for sale	14,808,400	12,178,867

Loans	174,745,435	108,876,814
Less: Allowance for loan losses	(2,072,444)	(1,389,637)

Loans, net	172,672,991	107,487,177

Premises and equipment, net	2,091,813	1,558,650
Accrued interest receivable	805,553	604,061
Deferred tax benefit	748,814	435,748
Goodwill	125,002	125,002
Other assets	178,370	851,441

Total Assets	$206,633,620	$139,983,138

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$24,267,935	$13,137,526
Interest-bearing	155,199,956	104,410,501

Total Deposits	179,467,891	117,548,027

Long-term borrowings	4,000,000	—
Accrued interest payable	281,809	229,776
Other liabilities	480,446	419,868

Total Liabilities	184,230,146	118,197,671
Stockholders’ Equity

Common stock, $1.00 par value; 10,000,000 shares authorized; 1,888,516 and 1,819,333 shares issued and outstanding at December 31, 2003 and 2002, respectively	1,888,516	1,819,333
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	21,671,563	20,761,907
Retained earnings (deficit)	(1,161,872)	(910,816)
Accumulated other comprehensive income	5,267	115,043

Total Stockholders’ Equity	22,403,474	21,785,467

Total Liabilities and Stockholders’ Equity	$206,633,620	$139,983,138

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
Interest Income:
Interest and fees on loans	$9,469,388	$7,004,297	$5,221,148
Interest and dividends on investment securities	360,925	748,933	560,699
Interest on federal funds sold	100,300	74,169	180,086

Total interest income	9,930,613	7,827,399	5,961,933

Interest Expense:
Interest on deposits	3,268,899	3,292,679	2,971,060
Interest on borrowings	6,238	512	3,301

Total interest expense	3,275,137	3,293,191	2,974,361

Net interest income before provision for loan losses	6,655,476	4,534,208	2,987,572
Provision for loan losses	1,289,950	615,907	654,720

Net interest income after provision for loan losses	5,365,526	3,918,301	2,332,852

Noninterest Income:
Service charges on deposits accounts	634,732	459,847	229,571
Gain on sale of securities	151,523	183,654	—
Secondary mortgage fees	640,442	521,193	355,629
Other noninterest income	76,456	96,011	29,331

Total noninterest income	1,503,153	1,260,705	614,531

Noninterest Expense:
Salaries and benefits	3,845,989	2,546,456	1,850,520
Occupancy expense	894,724	517,005	329,122
Equipment expense	343,216	197,706	144,347
Data processing expense	346,145	184,651	132,701
Organization expense	64,468	508,917	—
Professional fees	338,783	212,474	183,644
Printing and office supplies	177,941	117,321	161,705
Advertising expense	154,634	70,957	95,052
Other noninterest expense	1,157,837	670,463	597,249

Total noninterest expense	7,323,737	5,025,950	3,494,340

Income (loss) before income taxes	(455,058)	153,056	(546,957)
Income tax expense(benefit)	(204,002)	61,644	(162,539)

Net Income (loss)	$(251,056)	$91,412	$(384,418)

Basic earnings (loss) per share	$(0.13)	$0.09	$(0.44)
Diluted earnings (loss) per share	(0.13)	0.08	(0.44)

Average number of shares outstanding	1,878,168	1,046,325	874,114
Average number of shares outstanding, diluted	1,878,168	1,077,695	874,114

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2003	2002	2001
Net income (loss)	$(251,056)	$91,412	$(384,418)

Unrealized holding gains (losses) arising during period	(23,275)	380,390	(70,309)
Reclassification adjustments for (gains) losses on securities included in net income	(151,523)	(183,654)	—

Other comprehensive income (loss), before income taxes:	(174,798)	196,736	(70,309)

Income tax expense (benefit) related to other comprehensive income	(65,022)	72,596	(25,816)

Unrealized gains (losses) on investment securities available for sale arising during the period, net of income taxes	(109,776)	124,140	(44,493)

Other comprehensive income (loss)	$(360,832)	$215,552	$(428,911)

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Value
Balance - December 31, 2000	839,317	$839,317	$7,438,626	$(617,810)	$35,396	$7,695,529
Issuance of common stock	203,963	203,963	2,772,071			2,976,034
Net loss				(384,418)		(384,418)
Change in urealized gains on securities available for sale					(44,493)	(44,493)

Balance - December 31, 2001	1,043,280	1,043,280	10,210,697	(1,002,228)	(9,097)	10,242,652
Issuance of common stock	776,053	776,053	10,551,210			11,327,263
Net income				91,412		91,412
Change in urealized gains on securities available for sale					124,140	124,140

Balance - December 31, 2002	1,819,333	1,819,333	20,761,907	(910,816)	115,043	21,785,467
Issuance of common stock	69,183	69,183	909,656			978,839
Net loss				(251,056)		(251,056)
Change in urealized gains on securities available for sale					(109,776)	(109,776)

Balance - December 31, 2003	1,888,516	$1,888,516	$21,671,563	$(1,161,872)	$5,267	$22,403,474

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities:
Net income (loss)	$(251,056)	$91,412	$(384,418)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations Depreciation and amortization	551,661	182,342	82,608
Provision for loan losses	1,289,950	615,907	654,720
Net loss on sales of premises and equipment	22,276	—	—
Net gains on sales of investment securities	(151,523)	(183,654)	—
Deferred income tax expense (benefit)	(248,566)	43,912	(162,539)
Increase in accrued interest receivable	(201,492)	(7,517)	(307,450)
Increase (decrease) in accrued interest payable	52,033	(5,181)	84,823
(Increase) decrease in other assets	66,188	335,409	(1,062,471)
Increase in other liabilities	60,577	399,215	60,059

Net cash provided by (used in) operating activities	1,190,048	1,471,845	(1,034,668)

Cash Flows From Investing Activities:
Proceeds from maturities/calls/paydown of investment securities available for sale	5,029,664	4,898,456	2,987,946
Proceeds from sales of investment securities	5,343,043	5,401,876	—
Purchases of investment securities available for sale	(13,226,649)	(10,002,008)	(8,754,595)
Cash disbursed in acquisition of branch office	—	—	1,345,877
Net increase in loans outstanding	(66,475,764)	(30,921,434)	(44,455,322)
Proceeds from sales of foreclosed assets	606,057	—	—
Proceeds from sales of premises and equipment	19,027	—	—
Purchase of premises and equipment	(923,645)	(657,654)	(659,847)

Net cash used in investing activities	(69,628,267)	(31,280,764)	(49,535,941)

Cash Flows From Financing Activities:
Net increase in demand, savings and time deposits	61,919,865	30,478,311	42,548,522
Proceeds from other borrowings	4,000,000	—	—
Proceeds from the issuance of common stock	978,839	11,327,263	2,976,034

Net cash provided by financing activities	66,898,704	41,805,574	45,524,556

Net increase (decrease) in cash and cash equivalents	(1,539,515)	11,996,655	(5,046,053)

Cash and cash equivalents at beginning of period	16,742,192	4,745,537	9,791,590

Cash and cash equivalents at end of period	$15,202,677	$16,742,192	$4,745,537

Supplemental Cash Flow Information:
Cash paid during period for interest	$3,223,104	$3,298,372	$2,886,237
Cash paid during period for income taxes	$16,000	$—	$—

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Vision Bancshares, Inc. (“the Company” or “Vision”) is an Alabama bank holding company headquartered in Gulf Shores, Alabama. The Company’s principal subsidiaries are Vision Bank and Vision Bank, FSB (“the Banks”). Virtually all of the Company’s operations are conducted through its banking subsidiaries, Vision Bank and Vision Bank, FSB. Vision Bank is an Alabama state chartered bank that offers general retail and commercial banking services through five branch offices in Baldwin County, Alabama. Vision Bank, FSB is a federal savings bank chartered by the Office of Thrift Supervision (“OTS”) that serves as a depository of funds and as a lender of credit for homes and other goods and services through two branches in Bay County, Florida.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company and its subsidiaries follow accounting principles and practices generally accepted in the United States of America. The following is a summary of the more significant accounting policies:

Basis of Consolidation

The consolidated financial statements include the accounts of Vision Bancshares, Inc., its wholly owned subsidiaries, Vision Bank, FSB and Vision Bank, and Vision Bank’s wholly owned subsidiary, Vision Bancshares Financial Group, Inc. All material intercompany balances and transactions have been eliminated. Certain financial information for prior years has been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

The Banks’ loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Banks have diversified loan portfolios, a substantial portion of the debtors’ ability to honor their contracts is dependent on local economic conditions.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Banks to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Investment Securities

Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

Debt securities not classified as held to maturity are classified as available for sale. The Company has classified all debt securities as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains (losses) on securities available for sale are included in income (expense) and, if applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific identification method.

Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

Loans

Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and unearned income.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Management uses available information to recognize losses on loans. However, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that changes can occur in the allowance for loan losses. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

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

Foreclosed Assets and Other Real Estate

Collateral acquired through foreclosure or in settlement of loans are reported with other assets in the consolidated balance sheets. These assets are recorded at estimated fair value, less estimated selling costs, if this value is lower than the carrying value of the related loan or property asset. The initial reduction in the carrying amount of a loan to the fair value of the collateral received is charged to the reserve for possible loan losses. Subsequent valuation adjustments for foreclosed assets or surplus property are also included in current earnings, as are the revenues and expenses associated with managing these assets prior to sale.

Other real estate comprises properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are initially carried at the lower of cost or fair market value based on appraised value at the date acquired. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets purchased in a business combination. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of impairment, the amount by which the carrying amount exceeds the fair value would be charged to earnings. The Company performed its annual test of impairment in the fourth quarter and determined that there was no impairment in the carrying value of goodwill. Goodwill amounting to $125 thousand has been allocated to the Vision Bank operating unit. There has been no impairment of goodwill since the date of acquisition.

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

Earnings per Share

Basic earnings per common share are computed by dividing income available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares outstanding increased by the number of additional shares that would have been issued if potentially dilutive stock options had been exercised as determined using the treasury stock method.

Statements of Cash Flows

The Company considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

Due from Banks

The Banks maintain cash balances at several other financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100 thousand. At December 31, 2003, balances in excess of the amount insured were $3,106 thousand. At December 31, 2002, balances in excess of the amount insured were $1,535 thousand.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,
	2003	2002	2001
Net income (loss) as reported	$(251,056)	$91,412	$(384,418)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(231,929)	(156,253)	(51,470)

Proforma net loss	$(482,985)	$(64,841)	$(435,888)

Earnings (loss) per share:
Basic - as reported	$(0.13)	$0.09	$(0.44)

Basic - pro forma	$(0.26)	$(0.06)	$(0.50)

Diluted - as reported	$(0.13)	$0.08	$(0.44)

Diluted - pro forma	$(0.26)	$(0.06)	$(0.50)

Mortgage Rate Premiums

Vision Bank originates mortgage loans that are pre-approved and funded at closing by the secondary market purchaser. Mortgage rate premiums received on these loans from the purchaser are recognized as income at the time the loan is funded.

Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other, an interpretation of FASB Statement No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34”. The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statement about its obligations under guarantees issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the interpretation did not have a material effect on the Company’s financial condition or results of operations.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. The Statement amends Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect on reported results of operations. The disclosure requirements of the statement are required for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has not adopted Statement No. 123 for accounting for stock-based compensation as of December 31, 2003; however all required disclosures of Statement No. 148 are included above under the heading “Stock-Based Compensation”.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and interpretation of ARB No. 51”, and on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” Which replaces FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation. The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 21, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than SPEs and by nonpublic entities to all types of variable interest entities is required at various dates in 2004 and 2005. The interpretations have not had a material effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Mandatorily redeemable financial instruments of nonpublic entities are subject to the provisions of the statements for the first fiscal period beginning after December 15, 2003. The adoption of the statement did not have a material effect on the Company’s financial condition or results of operations.

3. INVESTMENT SECURITIES

The amortized cost of securities available for sale and their approximate fair values are as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	FairValue
December 31, 2003
Federal Agency Securiites	$4,502,792	$29,083	$—	$4,531,875
Mortgage-backed Securities	9,879,804	7,504	(29,067)	9,858,241

Total Debt Securities	14,382,596	36,587	(29,067)	14,390,116

Common Stock	418,284	—	—	418,284

Total Equity Securities	418,284	—	—	418,284

Total Available for Sale Securities	$14,800,880	$36,587	$(29,067)	$14,808,400

December 31, 2002
Mortgage-backed Securities	$11,630,563	$182,320	$—	$11,812,883

Total Debt Securities	11,630,563	182,320	—	11,812,883

Common Stock	365,984	—	—	365,984

Total Equity Securities	365,984	—	—	365,984

Total Available for Sale Securities	$11,996,547	$182,320	$—	$12,178,867

The amortized cost and estimated fair value of debt securities available for sale as of December 31, 2003 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$—	$—
After one year through five years	6,661,304	6,692,989
After five year through ten years	6,714,244	6,690,081
After ten years	1,007,048	1,007,046

Total investment in debt securities	$14,382,596	$14,390,116

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses are determined on the basis of specific identification. During 2003, 2002 and 2001, sales proceeds and gross realized gains and losses on securities classified as available for sale were:

	Years Ended December 31,
	2003	2002	2001
Sales Proceeds	$5,343,043	$5,401,876	$2,987,946

Gross Realized Losses	$—	$—	$—

Gross Realized gains	$151,523	$183,654	$—

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2003.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	7,130,449	(29,067)			7,130,449	(29,067)

Total temporarily impaired debt securities	7,130,449	(29,067)	—	—	7,130,449	(29,067)

All investment securities with an unrealized loss at December 31, 2003 have been in a continuous loss position for less than twelve months. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

Securities with a carrying value of $13,804 thousand were pledged at December 31, 2003 and securities with a carrying value of $8,246 thousand were pledged at December 31, 2002 to secure public deposits and for other purposes required or permitted by law.

4. LOANS

The composition of the Company’s loan portfolio follows:

	December 31,
	2003	2002
Loans
Commercial and financial	$85,249,652	$53,388,088
Agricultural	24,891	—
Consumer	9,505,621	8,719,935
Equity	5,611,281	4,562,956
Real estate - Construction	27,044,392	11,725,514
Real estate - Residential	24,718,528	16,916,484
Real estate - Commercial and other	21,719,457	13,558,252
Other loans	871,613	5,585

Subtotal	174,745,435	108,876,814
Allowance for loan losses	(2,072,444)	(1,389,637)

Loans, net	$172,672,991	$107,487,177

The Banks have entered into transactions with certain directors, executive officers, significant stockholders, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. An analysis of the changes in loans to related parties during 2003 follows:

2003
Beginning balance	$6,238,335
Additions	16,059,905
Repayments	(8,177,483)

Ending balance	$14,120,757

5. ALLOWANCE FOR POSSIBLE LOAN LOSSES

A summary analysis of changes in the allowance for possible loan losses follows:

	Years Ended December 31,
	2003	2002
Allowance for Loan Losses
Balances, beginning of year	$1,389,637	$1,013,340
Provision for losses	1,289,950	615,907
Loans charged off, net of recoveries	(607,143)	(239,610)

Balances, end of year	$2,072,444	$1,389,637

6. IMPAIRED LOANS, NONPERFORMING LOANS, FORECLOSED ASSETS AND OTHER REAL ESTATE OWNED

The following is a summary of information pertaining to impaired loans:

	As of and for Years Ended December 31,
	2003	2002
Impaired loans without a valuation allowance	$—	$—
Imparied loans with a valuation allowance	42,920	154,079

Total impaired loans	$42,920	$154,079

Valuation allowance related to impaired loans	$42,920	$104,079

Average investment in impaired loans	$52,945	$361,500

Interest income recognized on impaired loans	$553	$—

Loans on nonaccrual status amounted to approximately $458 thousand and $306 thousand at December 31, 2003 and 2002, respectively.

There was no other real estate owned at December 31, 2003. The carrying amount of other real estate owned at December 31, 2002 was $606 thousand.

There were no foreclosed assets at December 31, 2003. The carrying amount of foreclosed assets at December 31, 2002 was $87 thousand.

7. PREMISES AND EQUIPMENT

A summary of premises and equipment:

	December 31,
	2003	2002
Leasehold Improvements	$440,211	$285,185
Buildings	56,299	76,281
Furniture, Fixtures & Equipment	1,905,394	1,456,463
Automobiles	33,071	43,471
Construction in Progress	286,881	14,809

	2,721,856	1,876,209
Less: Accumulated Depreciation	(630,043)	(317,559)

	$2,091,813	$1,558,650

Depreciation expense was $351 thousand, $154 thousand, and $100 thousand for the years ended December 31, 2003, 2002 and 2001 respectively.

8. DEPOSITS

Deposit account balances are summarized as follows:

	December 31,
	2003	2002
Noninterest bearing	$24,267,935	$13,137,526
Interest-bearing	41,105,586	9,685,710
Savings and Money Market Deposits	32,401,690	43,635,260
Certificates of Deposits less than $100,000	42,895,184	25,715,531
Certificates of Deposits of $100,000 or more	36,797,496	23,374,000
Time Deposit Open Accounts	2,000,000	2,000,000

	$179,467,891	$117,548,027

Certificates maturing in years ending December 31, as of December 31, 2003:

2004	$25,640,792
2005	16,753,324
2006	12,620,345
2007	15,175,733
2008 and thereafter	11,502,486

$81,692,680

The Company did not have any brokered deposits at December 31, 2003.

At December 31, 2003 and 2002, overdraft demand deposits reclassified to loans totaled $65 thousand and $50 thousand, respectively.

9. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2003	2002
Federal Home Loan Bank advances: Adjustable rate credit, repriced each calendar quarter, indexed to 3 month LIBOR with interest paid monthly and principal due at December 31, 2005. The interest rate was 1.235% at December 2003).	$4,000,000	$—

Total long-term borrowings	$4,000,000	$—

The advances from the Federal Home Loan Bank are secured by a blanket lien against Vision Bank’s 1-4 family first mortgage loans. At December 31, 2003 these loans totaled approximately $16,168 thousand.

The Company and subsidiaries have available unused lines of credit with various financial institutions totaling $5,000 thousand at December 31, 2003. There were no advances outstanding under these lines at December 31, 2003 or 2002.

10. REGULATORY CAPITAL

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possible additional discretionary – actions by regulators that, if taken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, Vision Bank, and Vision Bank, FSB must meet specific capital guidelines that involve quantitative measures of the Company’s and Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company, Vision Bank, and Vision Bank, FSB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks’ categories. Prompt corrective action provisions are not applicable to bank holding companies.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$24,345,649	12.48%	$15,604,843	8.00%	N/A	N/A
Vision Bank	16,606,471	10.21	13,015,985	8.00	16,269,981	10.00
Vision Bank, FSB	5,865,408	18.53	2,532,094	8.00	3,165,118	10.00

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	22,273,205	11.42	7,802,422	4.00	N/A	N/A
Vision Bank	14,860,402	9.13	6,507,992	4.00	9,761,988	6.00
Vision Bank, FSB	5,539,033	17.50	1,266,047	4.00	1,899,071	6.00

Tier 1 Leverage Capital (to Average Assets)
Consolidated	22,273,205	11.28	7,900,333	4.00	N/A	N/A
Vision Bank	14,860,402	8.99	6,610,560	4.00	8,263,200	5.00
Vision Bank, FSB	5,539,033	15.95	1,418,677	4.00	1,773,347	5.00

As of December 31, 2002
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$22,935,059	20.07%	$9,143,501	8.00%	N/A	N/A
Vision Bank	13,164,764	11.57	9,100,581	8.00	11,375,727	10.00

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	21,545,422	18.85	4,571,751	4.00	N/A	N/A
Vision Bank	11,775,127	10.35	4,550,291	4.00	6,825,436	6.00

Tier 1 Leverage Capital (to Average Assets)
Consolidated	21,545,422	15.96	4,571,751	4.00	N/A	N/A
Vision Bank	11,775,127	8.71	4,550,291	4.00	5,687,863	5.00

11. EMPLOYEE BENEFIT PLANS

Vision sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code that covers substantially all fulltime employees. This plan allows the employee to contribute a minimum of 1% to a maximum of 15% of their total compensation annually. The Banks provide a matching contribution to the Plan of 50% of the first 6% of the total annual compensation of the employee’s contribution, thus allowing contributions totaling 18% of the employees’ annual compensation. Tax law imposes limits on total annual participant savings. Participants are fully vested in their savings. Participants are vested in employer match contributions based on years of vesting service in which they worked at least 1,000 hours as shown below.

Years	Less than 2	2	3	4	5	6 or more
Vesting %	0%	20	40	60	80	100

The expense of the Company’s matching contributions was $62 thousand in 2003, $38 thousand in 2002, and $21 thousand in 2001.

12. STOCK PLANS

The Company has adopted an Incentive Stock Compensation (“Plan”) to provide an incentive to certain officers and key management employees of the Company and its subsidiaries. Options granted under the Plan must be at a price not less than the fair market value of the shares at the date of grant.

As of December 31, 2001, the Company had reserved 150,000 shares for issuance under the Plan. At its annual meeting in June 2002, the shareholders approved an increase of an additional 75,000 shares for an aggregate of 225,000 shares of common stock for issuance under the Plan. All options expire no more than ten years from the date of grant, or 90 days after an employee’s termination. At December 31, 2003, approximately 48,000 shares remained available for the granting of options under the Plan.

The Plan’s Administration Committee determines vesting periods. All options issued under the Plan have vesting requirements. The option recipients are required to remain in the employment of the Company for three years to fully vest in the options granted. Of the 177,000 options granted under the Plan, 77,160 options were vested at December 31, 2003. In the event of a change in control, options issued under this plan, become 100 percent vested.

The Company has adopted a Director Stock Plan (“Director’s Plan”) whereby directors of the Company and its subsidiaries may be granted non-qualified stock options and receive common stock in lieu of cash directors’ fees. As of December 31, 2001, the Company had reserved 150,000 shares for issuance under the Director’s Plan. At its annual meeting in June 2002, the shareholders approved an increase of an additional 75,000 shares for an aggregate of 225,000 shares of common stock for issuance under the Director’s Plan. The Director’s Plan Administration Committee determines vesting periods. All options issued under the Director’s Plan were 100 percent vested at the date of grant. All options expire no more than ten years from the date of grant. At December 31, 2003, approximately 89,500 shares remained available for the granting of options under the Director’s Plan. This plan also provides for each director to receive restricted stock, pursuant to a written election, in lieu of part or all of such director’s director fee. The number of shares of restricted stock granted to a director pursuant to such election shall be equal to the dollar amount of director’s fees which the director has elected not to receive, divided by seventy-five percent (75%) of the fair market value of the common stock as of each applicable payment date. As of December 31, 2003, no shares have been issued pursuant to this provision.

Following is a summary of the transactions in the Plan and the Director’s Plan:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2001	142,500	$10.44

Granted, Year Ended December 31, 2002	55,000	15.00
Exercised and Expired, Year Ended December 31, 2002	(10,000)	(10.00)

Balance, December 31, 2002	187,500	11.80

Granted, Year Ended December 31, 2003	125,000	15.06
Exercised and Expired, Year Ended December 31, 2003	—	—

Balance, December 31, 2003	312,500	$13.10

At December 31, 2003, the total shares outstanding and exercisable under the Plan and the Director’s Plan were as follows:

	Number Outstanding	Average Remaining Life (In Years)	Options Exercisable
Options with Exercise Price of $10.00	120,000	6.7	120,000
Options with Exercise Price of $15.00	182,500	8.7	92,660
Options with Exercise Price of $15.75	10,000	9.6	—

Total outstanding, December 31,2003	312,500	7.9	212,660

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003: dividend yield of 2.00%; expected volatility of 20%, risk-free interest rate of 4.48%, and expected lives of ten years. The weighted-average assumptions used for grants in 2002: dividend yield of 2.00%; expected volatility of 20%, risk-free interest rates of 5.01%, and expected lives of ten years. The weighted-average assumptions used for grants in 2001: dividend yield of 2.00%; expected volatility of 20%, risk-free interest rates of 5.05%, and expected lives of ten years. The weighted average fair value of options granted during 2003, 2002, and 2001 was $4.01, $4.47 and $4.49, respectively.

The Company has adopted an Employee Stock Purchase Plan that provides active full-time employees with a convenient way to become shareholders of the Company. Employees have the opportunity to subscribe to purchase shares of a series of offerings occurring at six-month intervals. As of December 31, 2002, there were 7,500 shares authorized for issuance under this Plan. At the annual meeting in June 2003, the shareholders approved an increase of an additional 7,500 shares for an aggregate of 15,000 shares authorized for issuance under this plan from authorized but unissued shares. As of December 31, 2003, 4,655 shares were issued under the plan. The total subscription liability under the plan for all covered employees totaled 2,185 shares as of December 31, 2003. Approximately 8,160 shares remained available for subscription under this Plan.

13. OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Company has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets. The majority of all commitments to extend credit and standby letters of credit are variable rate instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet. A summary of the Company’s commitments is as follows:

	December 31,
	2003	2002
Commitments to extend credit	$25,173,000	$9,588,000
Financial standby letters of credit	13,762,000	2,800,000

	$38,935,000	$12,388,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

At December 31, 2003 and 2002, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letter of credits was insignificant. The Company has not been required to perform on any financial standby letter of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2003 and 2002.

At December 31, 2003, the Company had guaranteed the debt of certain customers’ liabilities at another financial institution totaling $2,500 thousand. These guarantees represent outstanding letters of credits of those certain customers transferred to other financial institutions. The Company has not been required to perform on any of these guarantees for the year ended December 31, 2003 or any prior years.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and Cash Equivalents: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities: Fair value of securities is based on available quoted market prices. The carrying amount of equity securities with no readily determinable fair value approximates fair value.

Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable.

Deposits: The carrying amount of demand deposits, savings deposits, and variable-rate certificates of deposit approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

Federal Funds Purchased, Repurchase Agreements and Other Borrowings: The carrying amount of variable rate borrowings, federal funds purchased, and securities sold under repurchase agreements approximate fair value. The fair value of fixed rate other borrowings are estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

Accrued Interest: The carrying amount of accrued interest approximates their fair value.

Off-Balance-Sheet Instruments: The carrying amount of commitments of to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance-sheet financial instruments is based on fees charged to enter into such agreements.

The carrying amount and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and Short-term Investments	$15,202,677	$15,202,677	$16,742,192	$16,742,192
Securities Available-for-Sale	14,808,400	14,808,400	12,178,867	12,178,867
Loans	174,745,435		108,876,814
Less: Allowance for Loan losses	(2,072,444)		(1,389,637)

Loans, Net	172,672,991	174,927,000	107,487,177	110,422,000
Accrued Interest Receivable	805,553	805,553	604,061	604,061

TOTAL	$203,489,621	$205,743,630	$137,012,297	$139,947,120

Financial Liabilities
Deposits	$179,467,891	$181,047,000	$117,548,027	$130,305,000
Federal Funds Purchased	—	—	—	—
Other Borrowings	4,000,000	4,000,000	—	—
Accrued Interest Payable	281,809	281,809	229,776	229,776

	$183,749,700	$185,328,809	$117,777,803	$130,534,776

15. RELATED PARTY TRANSACTIONS

The Company and its subsidiary, Vision Bank, lease premises, including their principal corporate offices, from Gulf Shores Investment Group, LLC, an Alabama limited liability company. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. other than Paige Ogletree. Amounts paid under these leases and agreements approximated $312 thousand, $296 thousand and $ 184 thousand in 2003, 2002 and 2001, respectively.

The Skipper Insurance Agency, of which George W. Skipper, III (a director and principal shareholder of Vision Bancshares, Inc.) is an owner, provides insurance coverage, including but not limited to fire and extended coverage, general liability, fidelity bond and directors and officers liability insurance for the Company and its subsidiaries. The Company paid fees of approximately $175 thousand in 2003 compared to $115 thousand in 2002 and $48 thousand in 2001.

In the opinion of the Company, the cost for the above services is at least as favorable as those that could have been obtained from an unaffiliated party.

Vision Bancshares Financial Group, Inc. (“Financial Group”), a wholly owned subsidiary of Vision Bank, was incorporated in 2002 to conduct permissible insurance and securities networking activities. The Financial Group is licensed with the Alabama Department of Insurance as a producer.

In October 2002, the Financial Group entered into a Services Agreement with Skipper Insurance Agencies (“Skipper Insurance”) whereby Skipper Insurance would market and sell insurance products through the Financial Group to customers of Vision Bank. One or more employees of Skipper Insurance serve as dual employees of the Financial Group. Pursuant to the Services Agreement, Skipper Insurance pays the Financial Group fifty percent (50%) of all dual employees’ agent commissions under the New York Standard Contract attributable to the sale of insurance products and twenty percent (20%) of Skipper Insurance’s commissions attributable to the sale of property and casualty insurance products. During 2003 and 2002, the Financial Group received approximately $37 thousand and $40 thousand, respectively, in commissions from Skipper Insurance. In the opinion of the Company, the agreement for services is at least as favorable as those that could have been obtained from an unaffiliated party

16. LEASES

The Company and its subsidiaries have entered into certain noncancellable operating leases for premises and equipment used in connection with its operations. The majority of these noncancellable lease agreements contain renewal options for varying periods at the same or renegotiated rentals. Future minimum lease payments under all noncancellable operating leases with initial or remaining terms (exclusive of renewal options) of one year or more at December 31, 2003 were as follows:

Years Ending December 31,
2004	$347,040
2005	322,140
2006	312,240
2007	312,240
2008	312,240
Thereafter	514,140

Total minimum lease payments	$2,120,040

Rental expense totaled $433 thousand, $332 thousand and $224 thousand for the years ended December 31, 2003, 2002 and 2001 respectively.

17. EARNINGS PER COMMON SHARE

The components used to calculate basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2003	2002	2001
Earnings per common share computation:
Numerator:
Net Income (loss)	$(251,056)	$91,412	$(384,418)
Denominator:
Average common shares outstanding	1,878,168	1,046,325	874,114
Earnings (loss) per common share	$(0.13)	$0.09	$(0.44)
Diluted earnings per common share computation:
Numerator:
Net Income (loss)	$(251,056)	$91,412	$(384,418)
Denominator:
Average common shares outstanding	1,878,168	1,046,325	874,114
Dilutive shares contingently issuable**	—	31,370	—

Average diluted common shares outstanding	1,878,168	1,077,695	874,114
Diluted earnings (loss) per common share**	$(0.13)	$0.08	$(0.44)

**	For the 2003 and 2001 fiscal years, potentially dilutive common shares of 38,523 and 35,352, respectively, were not included in computing diluted earnings per share because their effect would have been antidilutive.

18. INCOME TAXES

The consolidated provision for income taxes for the years ended December 31, 2003, 2002 and 2001 consists of the following:

	Years Ended December 31,
	2003	2002	2001
Income Tax Expense:
Current Tax Expense	$44,042	$17,732	$—
Deferred Tax (Benefit)	(248,044)	43,912	(162,539)

	$(204,002)	$61,644	$(162,539)

The difference between actual income tax expense and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes are as follows:

	Years Ended December 31,
	2003	2002	2001
Federal Statutory Income Tax at 34%	$(154,720)	$52,039	$(185,965)
State Income Taxes, Net of Federal Tax Benefit	(58,059)	6,719	(13,674)
Corporate Owned Life Insurance	884	772	3,021
Disallowed Meals & Entertainment	7,730	2,169	4,884
Other	163	(55)	29,195

	$(204,002)	$61,644	$(162,539)

The significant temporary differences that created deferred tax assets and liabilities at December 31 are as follows:

	December 31,
	2003	2002
Deferred Tax Assets:
Allowance for Possible Loan losses	$530,058	$375,097
Net Operating Loss Carryforward	252,141	—
Alternative Minimum Tax Credit Carryforward	12,604	12,604
Charitable Contribution Carryforward	13,966	11,730
Unamortized Intangible Assets	204,600	257,401
Other	519	875

Total Deferred Tax Assets	1,013,888	657,707

Deferred Tax Liabilities:
Fixed Assets	$262,299	$149,415
Investment Securities	—	1,339
Unrealized Gain on Securities Available for Sale	2,775	67,275
Other	—	3,930

Total Deferred Tax Liability	265,074	221,959

Net Deferred Tax Asset	$748,814	$435,748

Management believes it is more likely than not the Company will generate taxable income sufficient to realize the deferred tax benefit. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to income tax expense.

The Company had available at December 31, 2003, $504 thousand of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2022 to 2023.

19. OTHER NONINTEREST REVENUES AND OTHER NONINTEREST EXPENSES

The components of other noninterest revenues and other noninterest expense in excess of 1% of total revenue as follows:

	Years Ended December 31,
	2003	2002	2001
Other noninterest revenues
Other	$76,456	$96,011	$29,331

	$76,456	$96,011	$29,331

Other noninterest expenses
Director’s Fees	$197,800	$—	$—
Telephone	140,670	97,564	86,349
Travel and Entertainment	134,573	40,153	74,563
Other	684,794	532,746	436,337

	$1,157,837	$670,463	$597,249

20. CONDENSED PARENT COMPANY INFORMATION

Statements of Financial Condition

	December 31,
	2003	2002
Assets
Cash and due from banks	$977,891	$9,410,387
Investment in subsidiaries	21,267,259	12,015,173
Deferred tax assets	161,856	242,644
Other assets	3,968	293,853

Total Assets	$22,410,974	$21,962,057

Liabilities and Stockholders’ Equity
Accounts payable	$—	$10,110
Other liabilities	7,500	166,480

Total Liabilities	$7,500	$176,590

Stockholders’ Equity

Common stock, $1.00 par value; 10,000,000 authorized; 1,888,516 and 1,819,333 shares issued and outstanding at December 31, 2003 and 2002, respectively	1,888,516	1,819,333
Preferred stock $1.00 par value; 1,000,000 authorized; - 0 - shares issued and outstanding	—	—
Additional paid-in capital	21,671,563	20,761,907
Retained earnings (deficit)	(1,161,872)	(910,816)
Accumulated other comprehensive income	5,267	115,043

Total Stockholders’ Equity	22,403,474	21,785,467
Total Liabilities and Stockholders’ Equity	$22,410,974	$21,962,057

Statements of Operations

	Years Ended December 31,
	2003	2002	2001
Income
Interest income - Vision	$45,585	$42,526	$47,910

Expenses
Salaries and employee benefits	73,122	93,353	37,051
Occupancy expense	27,549	2,649	2,208
Legal fee expense	1,542	12,686	21,428
Accounting and professional fees	54,230	53,594	6,401
Organizational expense	(498,657)	498,657	—
Miscellaneous expense	169,928	32,485	7,009

Total expenses	(172,286)	693,424	74,097

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	217,871	(650,898)	(26,187)
Income tax expense (benefit)	80,788	(233,626)	(10,770)

Income before equity in undistributed earnings (loss) of subsidiaries	137,083	(417,272)	(15,417)
Equity in undistributed earnings (loss) of subsidiaries	(388,139)	508,684	(369,001)

Net Income (Loss)	$(251,056)	$91,412	$(384,418)

Statements of Cash Flows

	Years Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities:
Net income (loss)	$(251,056)	$91,412	$(384,418)
Adjustments to reconcile net income to net cash provided by operations
Deferred income tax expense (benefit)	80,788	(233,626)	(10,770)
Loss (income) of subsidiaries	388,139	(508,684)	369,001
Net change in:
Other assets	56,431	(40,482)	32,143
Other liabilities	(169,090)	168,673	(32,682)

Net cash provided by (used in) operating activities	105,212	(522,707)	(26,726)
Cash Flows From Investing Activities:
Investment in subsidiaries	(9,750,000)	(2,000,000)	(2,900,000)
Purchase of equipment	—	(234,392)	—
Proceeds from sale of premises and equipment	233,453	—	—

Net cash used in investing activities	(9,516,547)	(2,234,392)	(2,900,000)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	978,839	11,327,263	2,976,034

Net cash provided by financing activities	978,839	11,327,263	2,976,034

Net increase/(decrease) in cash and cash equivalents	(8,432,496)	8,570,164	49,308

Cash and cash equivalents at beginning of period	9,410,387	840,223	790,915

Cash and cash equivalents at end of period	$977,891	$9,410,387	$840,223

Supplemental Cash Flow Information:
Cash paid during period for interest	$—	$—	$—
Cash paid during period for income taxes	$—	$—	$—

21. SUBSEQUENT EVENTS

On February 27, 2004, Vision Bancshares, Inc. entered into a definitive stock purchase agreement with BancTrust Financial Group, Inc. (“BancTrust”) to acquire all of the issued and outstanding shares of stock of BancTrust’s wholly owned subsidiary bank, BankTrust of Florida, formerly Wewahitchka State Bank, located in Wewahitchka, Gulf County, Florida, in exchange for $7,500 thousand in cash. Total assets (unaudited) of BankTrust of Florida at December 31, 2003 were approximately $43,668 thousand. The acquisition is subject to approval by certain regulatory authorities. As a result of the acquisition, BankTrust of Florida, a wholly-owned subsidiary of BancTrust, will become a wholly-owned subsidiary of the Company. The acquisition will be accounted for as a purchased transaction.

The company plans to raise $17,500 thousand in a private offering memorandum to be commenced on March 10, 2004. The funds raised in the offering will be used to provide capital to the Company’s bank subsidiaries to expand its banking operations in Alabama and Flordia.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
14	Code of Ethics For Chief Executive Officer and Senior Financial Officers of Vision Bancshares, Inc., Vision Bank and Vision Bank, FSB

21	Subsidiaries of Vision Bancshares, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer