Form 10QSB
period 2004-03-31
VISION BANCSHARES INC
filed 2004-05-13
CIK 1095861

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-88073

VISION BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Alabama	63-1230752
(State of Incorporation)	(IRS Employer Identification No.)

2201 West 1st Street

Gulf Shores, Alabama 36542

(Address of principal executive offices)

(251) 967-4212

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

As of March 31, 2004, Vision Bancshares had 2,775,478 shares of common stock outstanding.

VISION BANCSHARES, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$16,417,898	$5,077,677

Federal funds sold	43,508,000	10,125,000

Cash and cash equivalents	59,925,898	15,202,677

Investment securities available for sale	18,287,420	14,808,400

Loans	198,520,169	174,745,435

Less: Allowance for loan losses	(2,382,650)	(2,072,444)

Loans, net	196,137,519	172,672,991

Premises and equipment, net	2,259,108	2,091,813

Accrued interest receivable	853,424	805,553

Deferred tax benefit	706,188	748,814

Goodwill	125,002	125,002

Cash Value Life Insurance	2,600,000	—

Other assets	323,109	178,370

Total Assets	$281,217,668	$206,633,620

Liabilities and Stockholders’ Equity

Deposits:

Noninterest-bearing	$40,144,536	$24,267,935

Interest-bearing	198,430,294	155,199,956

Total Deposits	238,574,830	179,467,891

Long-term borrowings	4,000,000	4,000,000

Accrued interest payable	354,839	281,809

Other liabilities	614,121	480,446

Total Liabilities	243,543,790	184,230,146

Stockholders’ Equity

Common stock, $1.00 par value; 10,000,000 shares authorized; 2,775,478 and 1,888,516 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	2,775,478	1,888,516

Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—

Additional paid-in capital	35,856,060	21,671,563

Retained earnings (deficit)	(1,016,157)	(1,161,872)

Accumulated other comprehensive income	58,497	5,267

Total Stockholders’ Equity	37,673,878	22,403,474

Total Liabilities and Stockholders’ Equity	$281,217,668	$206,633,620

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest Income:

Interest and fees on loans	$2,985,974	$1,949,224

Interest and dividends on investment securities	147,992	96,502

Interest on federal funds sold	52,824	32,329

Total interest income	3,186,790	2,078,055

Interest Expense:

Interest on deposits	1,045,773	733,637

Interest on borrowings	11,370	—

Total interest expense	1,057,143	733,637

Net interest income before provision for loan losses	2,129,647	1,344,418

Provision for loan losses	327,742	218,400

Net interest income after provision for loan losses	1,801,905	1,126,018

Noninterest Income:

Service charges on deposits accounts	220,338	139,429

Gain on sale of loans	158,620	—

Gain on sale of securities	—	151,523

Secondary mortgage fees	126,129	138,294

Other noninterest income	32,821	9,123

Total noninterest income	537,908	438,369

Noninterest Expense:

Salaries and benefits	1,186,633	883,932

Occupancy expense	237,856	212,329

Equipment expense	98,622	73,016

Data processing expense	119,002	73,066

Organization expense	—	65,464

Professional fees	67,167	60,059

Printing and office supplies	47,026	43,565

Advertising expense	44,988	27,223

Other noninterest expense	321,166	290,307

Total noninterest expense	2,122,460	1,728,961

Income (loss) before income taxes	217,353	(164,574)

Income tax expense(benefit)	71,638	(57,897)

Net Income (loss)	$145,715	$(106,677)

Basic earnings (loss) per share	$0.08	$(0.06)

Diluted earnings (loss) per share	0.07	(0.06)

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$145,715	$(106,677)

Unrealized holding gains (losses) arising during period	86,411	8,256

Reclassification adjustments for (gains) losses on securities included in net income	—	(151,523)

Other comprehensive income (loss), before income taxes:	86,411	(143,267)

Income tax expense (benefit) related to other comprehensive income	33,182	(52,811)

Unrealized gains (losses) on investment securities available for sale arising during the period, net of income taxes	53,229	(90,456)

Other comprehensive income (loss)	$198,944	$(197,133)

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:

Net income (loss)	$145,715	$(106,677)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operations

Depreciation and amortization	122,701	125,533

Provision for loan losses	327,742	218,400

Net gains (loss) on sales of premises and equipment	5,684	(272)

Net gains on sales of investment securities	—	(151,523)

Deferred income tax expense (benefit)	9,443	143,968

Increase in loans originated and held for sale	(554,400)	—

Increase in accrued interest receivable	(47,871)	(11,672)

Increase (decrease) in accrued interest payable	73,030	1,061

(Increase) decrease in other assets	(26,293)	(273,335)

(Increase) decrease in other liabilities	133,675	(163,976)

Net cash provided by (used in) operating activities	189,426	(218,493)

Cash Flows From Investing Activities:

Proceeds from maturities/calls/paydown of investment securities available for sale	(1,919,061)	746,763

Proceeds from sales of investment securities	—	5,343,043

Purchases of investment securities available for sale	(1,500,000)	(5,664,603)

Purchase of cash value life insurance	(2,600,000)	—

Net increase in loans outstanding	(23,237,870)	(15,834,730)

Proceeds from sales of foreclosed assets	—	646,307

Proceeds from sales of premises and equipment	300	18,727

Purchase of premises and equipment	(387,972)	(419,100)

Net cash used in investing activities	(29,644,603)	(15,163,593)

Cash Flows From Financing Activities:

Net increase in demand, savings and time deposits	59,106,939	14,594,241

Proceeds from the issuance of common stock	15,071,459	936,047

Net cash provided by financing activities	74,178,398	15,530,288

Net increase (decrease) in cash and cash equivalents	44,723,221	148,202

Cash and cash equivalents at beginning of period	15,202,677	16,742,192

Cash and cash equivalents at end of period	$59,925,898	$16,890,394

Supplemental Cash Flow Information:

Cash paid during period for interest	$984,112	$732,576

Cash paid during period for income taxes	$—	$—

See Notes to Consolidated Financial Statements

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

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB and the related amendments for the year ended December 31, 2003.

Accounting Changes

During the quarter ended March 31, 2004 there were no changes in the Company’s critical accounting policies as reflected in the last report.

Earnings per Share

The components used to calculate basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income/(loss),	$145,715	$(106,677)
Effect of dilutive securities	—	—

Numerator for diluted earnings per share	$145,715	$(106,677)

Denominator:
Weighted-average shares outstanding	1,898,408	1,850,215
Effect of potentially dilutive securities and contingently issuable shares	64,816	(*)

Denominator for diluted earnings per share	1,963,224	1,850,215

Earnings per share:
Basic	$0.08	$(0.06)
Diluted*	$0.07	$(0.06)

*	For the three months ended March 31, 2003, potentially dilutive common shares of 33,749 were not included in computing diluted earnings per share because their effect would have been antidilutive.

Stock Plans

At March 31, 2004, the Company had an Incentive Stock Compensation Plan and a Director Stock Plan, which are described more fully in Note 12 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
Net income (loss), as reported	$145,715	$(106,677)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(165,450)	(148,639)

Pro forma net income (loss)	$(19,735)	$(255,316)

Earnings (loss) per share:
Basic - as reported	$0.08	$(0.06)
Basic - proforma	(0.01)	(0.14)
Diluted - as reported	0.07	(0.06)
Diluted - proforma	(0.01)	(0.14)

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Vision Bancshares, Inc. (“the Company”) and its subsidiaries and on their results of operations during the first three months of 2004 and 2003. Virtually all of the Company’s operations are contained in its banking subsidiaries, Vision Bank and Vision Bank, FSB. Vision Bank is an Alabama state chartered bank that offers general retail and commercial banking services through five branch offices in Baldwin County, Alabama. Vision Bank, FSB is a federal savings bank chartered by the Office of Thrift Supervision (OTS) that serves as a depository of funds and as a lender of credit for homes and other goods and services through two branches in Bay County, Florida.

This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-QSB, particularly the preceding consolidated financial statements, notes and selected financial data. This discussion and analysis should be read in conjunction with the Company’s 2003 Annual Report on Form 10-KSB.

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

OVERVIEW

The Company recorded consolidated net income after tax for the quarter ended March 31, 2004 of $146 thousand, a $253 thousand or 236.45% increase compared to last year’s first quarter net loss of $107 thousand. This consolidated net income for the first quarter of 2004 consisted of net income of $346 thousand for Vision Bank, a net loss of $131 thousand for Vision Bank, FSB and a net loss of $69 thousand for Vision Bancshares, Inc. (on a parent only basis). Consolidated basic and diluted net earnings per share was $0.08 and $0.07, respectively, for the three months ended March 31, 2004 compared to loss of $0.06 per share on both a basic and diluted basis for the three months ended March 31, 2003. Selected highlights from the first quarter’s results follow:

•	Vision’s net interest income increased 58.41%, or $785 thousand, from the first quarter of 2003. This significant increase in net interest income is attributable to the favorable impact of growth in the earning assets due to business development activities in Vision Bank, FSB in Florida and expansion activities in Vision Bank in Alabama.

•	Noninterest income increased 22.71%, or $100 thousand, from the first quarter of 2003. Excluding securities transactions and net gains on sale of loans, service charges on deposit accounts, which increased 58.03%, or $81 thousand, was the major contributor.

•	Noninterest expense increased 22.76%, or $393 thousand, from the first quarter of 2003. Salaries and benefits were up 34.24%, or $303 thousand, as a result of growth of Vision Bank in Alabama which included opening an additional branch in the third quarter of 2003.

FINANCIAL CONDITION

March 31, 2004 compared to December 31, 2003

Loans and allowance for loan losses

Loans comprised the largest single category of the Company’s earning assets at March 31, 2004. Loans, net of unearned income, were 76.26% of total earning assets at March 31, 2004 and 87.51% of total earning assets at December 31, 2003. Total loans were $198,520 thousand at March 31, 2004, representing a $23,775 thousand, or 13.61%, increase from the December 31, 2003 total loans of $174,745 thousand. Real estate loans increased $19,088 thousand, or 14.64%, to $149,492 thousand at March 31, 2004 from $130,404 thousand at December 31, 2003, while commercial loans increased $5,234 thousand, or 15.30%, to $39,451 thousand at March 31, 2004 from $34,217 thousand at December 31, 2003. Consumer and other loans decreased $547 thousand, or 5.40%, to $9,577 thousand at March 31, 2004 from $10,124 thousand at December 31, 2003. This growth in total loans outstanding during the first three months of 2004 resulted from continued loan demand in Vision Bank and the growth of Vision Bank, FSB in Panama City, Florida. There have been no major trends or changes in the concentration mix of the portfolio categories from year end 2003.

The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. The allowance is based upon management’s estimated range of those losses. Actual losses for these loans may vary significantly from this estimate. The Company’s allowance for loan losses was $2,383 thousand and $2,072 thousand at March 31, 2004 and December 31, 2003, respectively. The ratio of the allowance for loan losses to total loans, net of unearned income, was 1.20% at March 31, 2004 and 1.19% at December 31, 2003. The Company’s net charged-off loans (defined as charged-off loans less loan recoveries) were a moderate $18 thousand during the three months ended March 31, 2004 compared to $30 thousand for the same period of 2003. Management believes that the allowance for loan losses at March 31, 2004 is adequate to absorb known risk in the Company’s loan portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company’s loan portfolio or additional provisions to the allowance for loan losses.

Asset Quality

At March 31, 2004, the Company had non-performing assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing investment securities, other real estate and repossessions) totaling $483 thousand, compared to $458 thousand in non-performing assets at December 31, 2003. The Company had no other real estate owned at March 31, 2004. Non-accrual loans increased $20 thousand, or 4.37%, to $478 thousand at March 31, 2004 compared to $458 thousand at December 31, 2003. At March 31, 2004, the Company’s non-accrual loans consisted of $224 thousand in loans secured by real estate, $192 thousand in commercial loans and $62 thousand in loans to consumers. The ratio of the allowance for loan losses to total non-performing assets increased to 493.37% at March 31, 2004 from 452.40% at December 31, 2003. The ratio of non-performing loans to total loans, net of unearned income, was 0.24% and the ratio of non-performing assets to total assets was 0.17%. The Company had no restructured loans or non-accruing investment securities at March 31, 2004.

Investment Securities and Other Earning Assets

Investment securities increased approximately $3,479 thousand, or 23.49%, to $18,287 thousand at March 31, 2004 from $14,808 thousand at December 31, 2003. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. At March 31, 2004, $17,318 thousand, or 94.70%, of the Company’s investment portfolio available for sale was pledged as collateral against government deposits. At March 31, 2004, the Company had other short-term investments in the form of federal funds sold of $43,508 thousand, primarily due to proceeds from the stock offering (discussed in further detail below under “Stockholder’s Equity”) and the general deposit growth of the Company.

In response to the opportunities that the Company believed to be available by the use of Bank-Owned Life Insurance (BOLI), the Company bought three single-premium BOLI policies for an aggregate purchase price of $2,600 thousand in March 2004 to help finance the cost of certain employee benefit plan expenses. Based on the Company’s research, BOLI is a widely used tool intended to benefit the Company and to enable the Company to provide cost-effective benefits for certain employees.

The BOLI investment is accomplished through the purchase of life insurance on the lives of certain employees through an insurance company with a Standard & Poor’s rating of AA or better. The Company, not the employee or family, is the beneficiary of the insurance policies. The first source of income is from the growth of the cash surrender value (CSV) of the policy.

The CSV increases each year as interest (rate is guaranteed each year and changes annually to reflect market rates) is added by the insurance company. The second source of income comes from the insurance proceeds paid to the bank when an employee dies. The payment of the insurance proceeds and the earnings from the cash value are income tax free (unless the policy is surrendered). The earnings from the investment are recorded in other income on the Company’s income statement. The Company now owns the BOLI policies (including both the cash value and all increases in the cash value).

Deposits

Deposits are the Company’s primary source of funds with which to support its earning assets. Total deposits were $238,575 thousand at March 31, 2004, an increase of approximately $59,107 thousand, or 32.93%, over total deposits of $179,468 thousand at year-end 2003. Non-interest bearing deposits increased $15,877 thousand, or 65.42%, from year-end 2003 to March 31, 2004, while interest-bearing deposits at March 31, 2004 increased $43,230 thousand, or 27.85%, from year-end 2003. Of the total growth in interest-bearing deposits, $29,533 thousand occurred in certificates of deposits. This represents 68.32% of the total growth in interest bearing deposits. Certificates of deposit of $100,000 or more increased $15,810 thousand, or 40.75%, to $54,607 thousand at March 31, 2004 from approximately $38,797 thousand at year-end 2003. Deposit pricing strategies implemented during 2004 and sustained demand for deposit products resulted in the increase in deposits experienced during the first quarter of this year.

Borrowed Funds

The Company had $4,000 thousand in advances from Federal Home Loan Bank of Atlanta outstanding at March 31, 2004 and December 31, 2003.

Stockholders’ Equity

At March 31, 2004, shareholder’s equity totaled $37,674 thousand compared to $22,403 at the end of 2003. This was a growth of $15,270, or 68.16%, and approximately $15,071 was attributable to the issuance of additional common stock. In addition, the Company had net income of $146 thousand and an increase of $53 thousand in accumulated other comprehensive income.

Beginning on March 9, 2004, the Company offered 1,132,353 shares of common stock, at a price of $17.00 per share, in a private placement. This offer closed on April 9, 2004 after being fully subscribed. The Company raised $19,250 thousand in proceeds before payment of commissions and expenses. Of total shares subscribed, 886,472 shares were funded and $15,070 thousand disbursed from escrow as of March 31, 2004.

Liquidity

Proceeds from the sale of stock and dividends paid by Vision Bank and Vision Bank, FSB are the primary sources of funds available to the Company for payment of operating expenses and dividends to its shareholders. The Board of Directors has not declared or paid a dividend during 2004. As new corporations, it is not likely that Vision Bancshares or its bank subsidiaries will achieve in their early years of operations a level of profitability that would justify or allow the payment of dividends. Vision Bancshares has not and will not likely generate any significant earnings on its own, and it will depend upon the payment of dividends by its subsidiaries, if it is to pay dividends on its common stock. It is expected that for at least the next year of operation for Vision Bank and Vision Bank, FSB, all earnings will be retained by the subsidiaries for their future needs. State and federal banking laws restrict the payment of dividends by banks, and in no event may dividends be paid by Vision Bank, FSB during the first three years of operation without the approval of the Federal Deposit Insurance Corporation and the OTS.

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

Vision Bank and Vision Bank, FSB are both considered well capitalized at March 31, 2004 under the financial institutions regulatory framework. Tier I Leverage capital ratio is defined as the ratio of Tier I capital to total quarterly average assets. Vision Bank, FSB agreed with the banking regulators to maintain a minimum Tier I Leverage capital ratio of 8.00% during its de novo period. As a condition of the recent Fairhope, Alabama branch approval, Vision Bank has agreed with the State Banking Department to maintain a minimum Tier I leverage capital ratio of 7.00%. The following presents Vision Bancshares, Inc., Vision Bank and Vision Bank, FSB’s capital position at March 31, 2004:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions
As of March 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-Weighted Assets)
Consolidated	$39,873,027	16.83%	$18,951,622	8.00%	N/A	N/A
Vision Bank	19,732,256	10.11	15,618,878	8.00	19,523,598	10.00
Vision Bank, FSB	7,463,791	18.12	3,294,932	8.00	4,118,665	10.00

Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	37,490,377	15.83	$9,475,811	4.00	N/A	N/A
Vision Bank	17,706,723	9.07	7,809,439	4.00	11,714,159	6.00
Vision Bank, FSB	7,106,674	17.25	1,647,466	4.00	2,471,199	6.00

Tier 1 Leverage Capital
(to Average Assets)
Consolidated	37,490,377	15.38	9,757,026	4.00	N/A	N/A
Vision Bank	17,706,723	9.54	7,421,117	4.00	9,276,397	5.00
Vision Bank, FSB	7,106,674	15.20	1,869,862	4.00	2,337,327	5.00

Comparison of Results of Operations for the Three Months Ended

March 31, 2004 and March 31, 2003

Net Interest Income

Net interest income, the difference between the interest revenues on interest-bearing assets and the cost of interest-bearing liabilities, is the largest component of the Company’s revenues. Interest income increased by $1,109 thousand or 53.37% to $3,187 thousand for the three months ended March 31, 2004 from $2,078 thousand for the three months ended March 31, 2003. Interest and fee income on loans increased $1,037 thousand or 53.19% partially due to an increase of 64.54% in the average loan portfolio balance to $185,855 thousand for the three months ended March 31, 2004 from $112,955 thousand for the comparable period in 2003. Interest income on investment securities and federal funds sold increased $72 thousand or 55.88%. This was due to an increase in investment securities and an increase in federal funds sold during the first quarter of 2004 as compared to the same quarter of 2003.

Interest expense on deposit accounts increased $312 thousand or 42.51% to $1,046 thousand for the three months ended March 31, 2004 from $734 thousand for the three months ended March 31, 2003. This increase was due to the growth of $68,641 thousand, or 61.34%, in the average balance outstanding of interest bearing deposit liabilities. This was somewhat offset by a slight decrease in the rate paid on the average interest-bearing deposits. Interest expense on borrowings was $11 thousand for the three months ended March 31, 2004. The Company did not have any interest expense on borrowed funds for the three months ended March 31, 2003.

As a result of these changes, net interest income, before provision for loan losses, increased $786 thousand, or 58.41%, in the three months ended March 31, 2004, compared to the same period of 2003.

Provision for Loan Losses

The provision for loan losses is a charge to current earnings to maintain the allowance for loan losses at a level deemed appropriate by management. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. The provisions for loan losses were approximately $328 thousand and $218 thousand during the three months ended March 31, 2004 and 2003, respectively. This represented an increase of $110 thousand or 50.46%. Net charge-offs (charged-off loans less recoveries) were $18 thousand during the three months ended March 31, 2004 compared to $30 thousand for the same period of 2003.

Non-interest Income

Non-interest income for the three months ended March 31, 2004 was $538 thousand, compared to $438 thousand for the same period of 2003. This increase was primarily due to increases of $81 thousand in service charges on deposit accounts and fee income of $20 thousand associated with the Company’s secondary market mortgage operations during the first quarter of

2004. The Company recorded one-time gains of $159 thousand on the sale of loans during the first quarter 2004 compared to one-time gains of $152 thousand on the sale of investment securities during the first quarter of 2003.

Non-interest Expenses

Non-interest expenses for the three months ended March 31, 2004 were $2,122 thousand, reflecting a $393 thousand, or 22.73%, increase over $1,729 thousand for the same period of 2003. The increases were spread throughout all expense categories and were mainly a result of the growth and expansion activities of the Company during this period.

Income Taxes

The income tax expense for the three months ended March 31, 2004 was $72 thousand (an effective rate of 32.96%) compared to a tax benefit of $58 thousand for the comparable 2003 period (an effective rate of 35.18%). The income tax expense was due to the net operating income before taxes. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.

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

Pursuant to an evaluation by the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, the Company has concluded that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2004, that has materially affected or is reasonably likely to affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

Beginning on March 9, 2004, the Company offered 1,132,353 shares of common stock, at a price of $17.00 per share, in a private placement offering to accredited investors and officers of the Company and its subsidiaries. These shares were sold on a best efforts basis by FIG Partners, L.L.C., and affiliate of Burke Capital Group, L.L.C., Atlanta, Georgia, who received a cash commission of 5% per share on 952,748 shares sold. FIG Partners, L.L.C. also utilized other licensed brokers. In addition, using its cash commissions, FIG Partners, L.L.C. agreed to pay a fee to Morgan Keegan & Company, Inc. based on shares FIG Partners, L.L.C. sold to clients of a registered representative of Morgan Keegan & Company, Inc. However, Morgan Keegan & Company, Inc. did not participate nor was it otherwise involved in any capacity in the offer or sale of shares pursuant to the private placement. This offering closed on April 9, 2004 after being fully subscribed. The Company raised $19,250 thousand in proceeds before payment of commissions and expenses of the offering. Commissions of the offering totaled approximately $810 thousand while legal, accounting, printing and other miscellaneous expenses of the offering are estimated to total approximately $51 thousand. Of the total shares subscribed, 886,472 shares were funded and $15,070 thousand was disbursed from escrow effective March 31, 2004. These shares were sold pursuant to an exemption from registration of these securities under Regulation D of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits and Reports

(a)	The exhibits listed in the Exhibit Index at page 21 of this Form 10-QSB are filed herewith.

(b)	Reports on Form 8-K

A report on Form 8-K was filed by Vision Bancshares, Inc. (the “Company”) on January 23, 2004. The report was filed as a result of the Company’s press release announcing its results of operations for the three month period and twelve month ended December 31, 2003.

A report on Form 8-K was filed by Vision Bancshares, Inc. (the “Company”) on March 12, 2004. The report was filed as a result of the Company’s press release announcing its Stock Purchase Agreement by and between Vision Bancshares, Inc. and BancTrust Financial Group, Inc., dated February 27, 2004.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vision Bancshares, Inc.

By:	/s/ J. Daniel Sizemore
J. Daniel Sizemore, Chairman, Chief Executive Officer and President

Date:	May 10, 2004

By:	/s/ William E. Blackmon
William E. Blackmon, Chief Financial Officer and Chief Accounting Officer

Date:	May 10, 2004

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer