Form 10QSB
period 2004-06-30
VISION BANCSHARES INC
filed 2004-08-13
CIK 1095861

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Yes  ☒    No

As of June 30, 2004, Vision Bancshares had 3,022,284 shares of common stock outstanding.

VISION BANCSHARES, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$15,563,735	$5,077,677
Federal funds sold	33,639,000	10,125,000

Cash and cash equivalents	49,202,735	15,202,677

Investment securities available for sale	22,467,956	14,808,400

Loans	236,952,345	174,745,435
Less: Allowance for loan losses	(2,844,910)	(2,072,444)

Loans, net	234,107,435	172,672,991

Premises and equipment, net	4,386,753	2,091,813
Accrued interest receivable	952,310	805,553
Deferred tax benefit	1,017,267	748,814
Goodwill	125,002	125,002
Cash value life insurance	2,627,585	—
Other assets	770,651	178,370

Total Assets	$315,657,694	$206,633,620

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$49,284,440	$24,267,935
Interest-bearing	218,772,178	155,199,956

Total Deposits	268,056,618	179,467,891

Long-term borrowings	5,740,994	4,000,000
Accrued interest payable	358,355	281,809
Other liabilities	686,112	480,446

Total Liabilities	274,842,079	184,230,146

Stockholders’ Equity

Common stock, $1.00 par value; 10,000,000 shares authorized; 3,022,284 and 1,888,516 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	3,022,284	1,888,516
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	38,937,178	21,671,563
Retained earnings (deficit)	(841,586)	(1,161,872)
Accumulated other comprehensive income (loss)	(302,261)	5,267

Total Stockholders’ Equity	40,815,615	22,403,474

Total Liabilities and Stockholders’ Equity	$315,657,694	$206,633,620

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest Income:
Interest and fees on loans	$3,525,013	$2,296,306	$6,510,987	$4,245,530
Interest and dividends on investment securities	186,944	82,959	334,936	179,461
Interest on federal funds sold	95,322	28,886	148,146	61,215

Total interest income	3,807,279	2,408,151	6,994,069	4,486,206

Interest Expense:
Interest on deposits	1,141,219	787,347	2,186,992	1,520,984
Interest on borrowings	47,541	—	58,911	—

Total interest expense	1,188,760	787,347	2,245,903	1,520,984

Net interest income before provision for loan losses	2,618,519	1,620,804	4,748,166	2,965,222
Provision for loan losses	481,452	166,825	809,194	385,225

Net interest income after provision for loan losses	2,137,067	1,453,979	3,938,972	2,579,997

Noninterest Income:
Service charges on deposits accounts	251,903	152,294	472,241	291,723
Gain on sale of loans	—	—	158,620	—
Gain on sale of securities	—	—	—	151,523
Secondary mortgage fees	131,442	135,425	257,571	273,719
Other noninterest income	114,583	24,558	147,404	33,681

Total noninterest income	497,928	312,277	1,035,836	750,646
Noninterest Expense:
Salaries and benefits	1,222,327	944,765	2,408,960	1,828,697
Occupancy expense	283,133	216,955	520,989	429,284
Equipment expense	122,619	78,259	221,241	151,275
Data processing expense	141,756	80,125	260,758	153,191
Organization expense	—	(996)	—	64,468
Professional fees	121,761	72,040	188,928	132,099
Printing and office supplies	61,549	45,193	108,575	88,758
Advertising expense	60,688	43,672	105,676	70,895
Other noninterest expense	342,139	262,768	663,305	553,075

Total noninterest expense	2,355,972	1,742,781	4,478,432	3,471,742

Income (loss) before income taxes	279,023	23,475	496,376	(141,099)
Income tax expense(benefit)	104,453	5,392	176,091	(52,505)

Net Income (loss)	$174,570	$18,083	$320,285	$(88,594)

Basic earnings (loss) per share	$0.06	$0.01	$0.13	$(0.05)
Diluted earnings (loss) per share	0.06	0.01	0.13	(0.05)

Average number of shares outstanding	2,997,941	1,885,949	2,449,397	1,868,181
Average number of shares outstanding, diluted	3,068,494	1,918,745	2,512,258	1,868,181

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$174,570	$18,083	$320,285	$(88,594)

Unrealized holding gains (losses) arising during period	(582,149)	72,525	(495,738)	80,781
Reclassification adjustments for (gains) losses on securities included in net income	—	—	—	(151,523)

Other comprehensive income (loss), before income taxes:	(582,149)	72,525	(495,738)	(70,742)

Income tax expense (benefit) related to other comprehensive income	(221,392)	27,457	(188,211)	(25,355)

Unrealized gains (losses) on investment securities available for sale arising during the period, net of income taxes	(360,757)	45,068	(307,527)	(45,387)

Other comprehensive income (loss)	$(186,187)	$63,151	$12,758	$(133,981)

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$320,285	$(88,594)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
Depreciation and amortization	294,890	269,490
Provision for loan losses	809,194	385,225
Net gains on sales of premises and equipment	5,684	12,536
Net gains on sales of investment securities	—	(151,523)
Deferred income tax benefit	(80,243)	(130,889)
Increase in loans originated and held for sale	(745,158)	—
Increase in accrued interest receivable	(146,757)	(90,251)
Increase in accrued interest payable	76,546	11,491
Increase in other assets and bank owned life insurance	(626,453)	(479,548)
Increase (decrease) in other liabilities	205,666	(94,142)

Net cash provided by (used in) operating activities	113,654	(356,205)
Cash Flows From Investing Activities:
Proceeds from maturities/calls/paydown of investment securities available for sale	3,343,515	2,138,389
Proceeds from sales of investment securities	—	5,343,043
Purchases of investment securities available for sale	(11,562,500)	(7,715,853)
Purchase of cash value life insurance	(2,600,000)	—
Net increase in loans outstanding	(61,498,480)	(34,113,520)
Proceeds from sales of foreclosed assets	—	646,307
Proceeds from sales of premises and equipment	300	19,027
Purchase of premises and equipment	(775,535)	(521,585)

Net cash used in investing activities	(73,092,700)	(34,204,192)
Cash Flows From Financing Activities:
Net increase in demand, savings and time deposits	88,588,727	33,501,456
Payments on principal of capital lease obligations	(9,006)	—
Proceeds from the issuance of common stock	18,399,383	961,424

Net cash provided by financing activities	106,979,104	34,462,880

Net increase (decrease) in cash and cash equivalents	34,000,058	(97,517)
Cash and cash equivalents at beginning of period	15,202,677	16,742,192

Cash and cash equivalents at end of period	$49,202,735	$16,644,675

Supplemental Cash Flow Information:
Cash paid during period for interest	$2,169,357	$1,509,493
Cash paid during period for income taxes	$150,000	$8,000

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

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB and the related amendments for the year ended December 31, 2003.

Accounting Changes

During the quarter ended June 30, 2004 there were no changes in the Company’s critical accounting policies as reflected in the last report.

Earnings per Share

The components used to calculate basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income/(loss),	$174,570	$18,083	$320,285	$(88,594)
Effect of dilutive securities	—	—	—	—

Numerator for diluted earnings per share	$174,570	$18,083	$320,285	$(88,594)

Denominator:
Weighted-average shares outstanding	2,997,941	1,885,949	2,449,397	1,868,181
Effect of potentially dilutive securities and contingently issuable shares	70,553	32,796	62,861	(*)

Denominator for diluted earnings per share	3,068,494	1,918,745	2,512,258	1,868,181

Earnings per share:
Basic	$0.06	$0.01	$0.13	$(0.05)
Diluted*	$0.06	$0.01	$0.13	$(0.05)

*	For the six months ended June 30, 2003, potentially dilutive common shares of 32,747, respectively, were not included in computing diluted earnings per share because their effect would have been antidilutive.

Stock Plans

At June 30, 2004, the Company had an Incentive Stock Compensation Plan and a Director Stock Plan, which are described more fully in Note 12 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$174,570	$18,083	$320,285	$(88,594)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(28,787)	(26,954)	(194,237)	(175,593)

Pro forma net income (loss)	$145,783	$(8,871)	$126,048	$(264,187)

Earnings (loss) per share:
Basic - as reported	$0.06	$0.01	$0.13	$(0.05)
Basic - proforma	0.05	—	0.05	(0.14)
Diluted - as reported	0.06	0.01	0.13	(0.05)
Diluted - proforma	0.05	—	0.05	(0.14)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Vision Bancshares, Inc. (“the Company” or “Vision”) and its subsidiaries and on their results of operations during the first six months of 2004 and 2003. Virtually all of the Company’s operations are contained in its banking subsidiaries, Vision Bank and Vision Bank, FSB. Vision Bank is an Alabama state chartered bank that offers general retail and commercial banking services through five branch offices in Baldwin County, Alabama. Vision Bank, FSB is a federal savings bank chartered by the Office of Thrift Supervision (OTS) that serves as a depository of funds and as a lender of credit for homes and other goods and services through two branches in Bay County, Florida.

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

OVERVIEW

The Company recorded consolidated net income after tax for the quarter ended June 30, 2004 of $175 thousand, a $157 thousand or 872.3% increase compared to last year’s second quarter net income of $18 thousand. This consolidated net income for the second quarter of 2004 consisted of net income of $346 thousand for Vision Bank, a net loss of $118 thousand for Vision Bank, FSB and a net loss of $53 thousand for Vision Bancshares, Inc. (on a parent only basis). Both consolidated basic and diluted net earnings per share were $0.06 for the three months ended June 30, 2004 compared to net earnings of $0.01 per share on both a basic and diluted basis for the three months ended June 30, 2003. Year-to-date earnings in 2004 of $320 thousand, were 459.6% higher than year-to-date loss in 2003 of $89 thousand. Selected highlights from the second quarter’s results follow:

•	Vision’s net interest income, before the provision for loan losses, increased 61.6%, or $998 thousand, from the second quarter of 2003. This significant increase is attributable to the favorable impact of growth in the earning assets due to business development activities in Vision Bank, FSB in Florida and expansion activities in Vision Bank in Alabama.

•	Noninterest income increased 59.5%, or $186 thousand, from the second quarter of 2003. Due to an increase in the amount of deposit accounts, service charges on deposit accounts, increased 65.4%, or $100 thousand, and was the major contributor to the growth in noninterest income.

•	Noninterest expense increased 35.2%, or $613 thousand, from the second quarter of 2003. Salaries and benefits were up 29.4%, or $278 thousand, as a result of the general growth of the Company. Most other noninterest expense categories increased partly due to the opening of three permanent facilities which had previously been housed in temporary facilities. Vision Bank in Alabama relocated their Foley branch and Vision Bank, FSB in Florida moved their main office in Panama City and their branch in Panama City Beach into their permanent facilities.

FINANCIAL CONDITION

June 30, 2004 compared to December 31, 2003

Loans and allowance for loan losses

Loans comprised the largest single category of the Company’s earning assets at June 30, 2004. Loans, net of unearned income, were 80.9% of total earning assets at June 30, 2004 and 87.5% of total earning assets at December 31, 2003. Total loans were $236,952 thousand at June 30, 2004, representing a $62,207 thousand, or 35.6%, increase from the December 31, 2003 total loans of $174,745 thousand. Real estate loans increased $48,989 thousand, or 37.6%, to $179,139 thousand at June 30, 2004 from $130,150 thousand at December 31, 2003, while commercial loans increased $14,452 thousand, or 42.2%, to $48,669 thousand at June 30, 2004 from $34,217 thousand at December 31, 2003. Consumer and other loans decreased $1,234 thousand, or 11.9%, to $9,144 thousand at June 30, 2004 from $10,378 thousand at December 31, 2003. This growth in total loans outstanding during the first six months of 2004 resulted from continued loan demand in Vision Bank and the growth of Vision Bank, FSB in Panama City, Florida. There have been no major trends or changes in the concentration mix of the portfolio categories from year end 2003.

The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. The allowance is based upon management’s estimated range of those losses. Actual losses for these loans may vary significantly from this estimate. The Company’s allowance for loan losses was $2,845 thousand and $2,072 thousand at June 30, 2004 and December 31, 2003, respectively. The ratio of the allowance for loan losses to total loans, net of unearned income, was 1.2% at June 30, 2004 and 1.2% at December 31, 2003. The Company’s net charged-off loans (defined as charged-off loans less loan recoveries) were a moderate $37 thousand during the six months ended June 30, 2004 compared to $31 thousand for the same period of 2003. Management believes that the allowance for loan losses at June 30, 2004 is adequate to absorb known risk in the Company’s loan portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company’s loan portfolio or additional provisions to the allowance for loan losses.

Asset Quality

At June 30, 2004, the Company had non-performing assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, other real estate and repossessions) totaling $2,594 thousand, compared to $458 thousand in non-performing assets at December 31, 2003. The Company had $387 thousand other real estate owned at June 30, 2004 compared to none at December 31, 2003. Non-accrual loans increased $1,749 thousand, or 381.9%, to $2,207 thousand at June 30, 2004 compared to $458 thousand at December 31, 2003. At June 30, 2004, the Company’s non-accrual loans consisted of $372 thousand in loans secured by real estate, $1,808 thousand in commercial loans and $27 thousand in loans to consumers. The ratio of the allowance for loan losses to total non-performing loans decreased to 128.9% at June 30, 2004 from 452.4% at December 31, 2003. The ratio of non-performing loans to total loans, net of unearned income, was 0.9% and the ratio of non-performing assets to total assets was 0.8%. Both of these ratios show a positive trend compared to year end 2003. The Company had no restructured loans or non-accruing investment securities at June 30, 2004.

Investment Securities and Other Earning Assets

Investment securities increased approximately $7,660 thousand, or 51.7%, to $22,468 thousand at June 30, 2004 from $14,808 thousand at December 31, 2003. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain public deposits. At June 30, 2004, $18,813 thousand, or 83.7%, of the Company’s investment portfolio available for sale was pledged as collateral against government deposits. At June 30, 2004, the Company had other short-term investments in the form of federal funds sold of $33,639 thousand, primarily due to proceeds from the private placement stock offering (discussed in further detail below under “Stockholder’s Equity”) and the general deposit growth of the Company.

In response to the opportunities that the Company believed to be available by the use of Bank-Owned Life Insurance (BOLI), the Company bought five single-premium BOLI policies for an aggregate purchase price of $2,600 thousand in March 2004 to help finance the cost of certain employee benefit plan expenses. Based on the Company’s research, BOLI is a widely used tool intended to benefit the Company and to enable the Company to provide cost-effective benefits for certain employees.

The BOLI investment is accomplished through the purchase of life insurance on the lives of certain employees through an insurance company with a Standard & Poor’s rating of AA or better. The Company, not the employee or family, is the beneficiary of the insurance policies. The first source of income is from the growth of the cash surrender value (CSV) of the policy. The CSV increases each year as interest (rate is guaranteed each year and changes annually to reflect market rates) is added by the insurance company. The second source of income comes from the insurance proceeds paid to the bank when an employee dies. The payment of the insurance proceeds and the earnings from the cash value are income tax free (unless the policy is surrendered). The earnings from the investment are recorded in other income on the Company’s income statement and the Company now owns the BOLI policies (including both the cash value and all increases in the cash value).

Deposits

Deposits are the Company’s primary source of funds with which to support its earning assets. Total deposits were $268,057 thousand at June 30, 2004, an increase of approximately $88,589 thousand, or 49.4%, over total deposits of $179,468 thousand at year-end 2003. Non-interest bearing deposits increased $25,017 thousand, or 103.1%, from year-end 2003 to June 30, 2004, while interest-bearing deposits at June 30, 2004 increased $63,572 thousand, or 41.0%, from year-end 2003. Of the total growth in interest-bearing deposits, $28,243 thousand occurred in certificates of deposits. This represents 44.4% of the total growth in interest bearing deposits. Certificates of deposit of $100,000 or more increased $16,036 thousand, or 41.4%, to $54,833 thousand at June 30, 2004 from approximately $38,797 thousand at year-end 2003. Deposit pricing strategies implemented during 2004 and sustained demand for deposit products resulted in the increase in deposits experienced during the first and second quarter of this year.

Borrowings and Capitalized Leases

Borrowings and capitalized leases consist of the following:

	June 30, 2004	December 31, 2003
Federal Home Loan Bank - Atlanta, due in various installments through 2005 bearing interest indexed to three (3) month LIBOR, collateralized by Vision Bank’s 1-4 family first mortgage loans	$4,000,000	$4,000,000
Capitalized lease obligation, due in various installments through 2024 bearing interest at 7.94%, collateralized by leased assets	1,740,994	—

Total borrowings and capitalized leases	$5,740,994	$4,000,000

Stockholders’ Equity

At June 30, 2004, shareholder’s equity totaled $40,816 thousand compared to $22,403 thousand at the end of 2003. This was a growth of $18,413 thousand, or 82.2%, and approximately $18,399 thousand was attributable to the issuance of additional common stock. In addition, the Company had net income of $320 thousand and a decrease of $306 thousand in accumulated other comprehensive income.

On March 9, 2004, the Company commenced a private placement stock offering in which it issued 1,132,353 shares of common stock, at a price of $17.00 per share, in a private placement. This offer closed on April 9, 2004 after being fully subscribed. The Company raised $19,250 thousand in proceeds before payment of commissions and expenses. Of total shares subscribed, 886,472 shares were funded and $15,070 thousand disbursed from escrow as of March 31, 2004. The remaining 245,881 shares were funded and $4,180 thousand was disbursed from escrow as of April 9, 2004.

Liquidity

Proceeds from the sale of stock and dividends paid by Vision Bank and Vision Bank, FSB are the primary sources of funds available to the Company for payment of operating expenses and dividends to its shareholders. The Board of Directors has not declared or paid a dividend during 2004. As new corporations, it is not likely that Vision Bancshares or its bank subsidiaries will achieve in their early years of operations a level of profitability that would justify or allow the payment of dividends. Vision Bancshares has not and will not likely generate any significant earnings on its own, and it will depend upon the payment of dividends by its subsidiaries, if it is to pay dividends on its common stock. It is expected that for at least the next year of operation for Vision Bank and Vision Bank, FSB, all earnings will be retained by the subsidiaries for their future needs. Although Vision Bank has not, it can pay dividend, subject to certain restrictions under State of Alabama banking regulations. State and federal banking laws restrict the payment of dividends by banks, and in no event may dividends be paid by Vision Bank, FSB during the first three years of operation without the approval of the Federal Deposit Insurance Corporation and the OTS.

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

Off-Balance Sheet Arrangements

To meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business. In the event of non-performance by the other party to the off-balance sheet financial instrument, the Company’s exposure to credit loss is the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on balance sheet instruments. A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at June 30, 2004 follows:

June 30, 2004
Commitments to extend credit	$38,900,000

Unused lines of credit	5,595,000

Standby letters of credit	24,196,000

$68,691,000

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

Vision Bank and Vision Bank, FSB are both considered well capitalized at June 30, 2004 under the financial institutions regulatory framework. Tier I Leverage capital ratio is defined as the ratio of Tier I capital to total quarterly average assets. Vision Bank, FSB agreed with the banking regulators to maintain a minimum Tier I Leverage capital ratio of 8.0% during its de novo period. As a condition of the recent branch approvals, Vision Bank has agreed with the State Banking Department to maintain a minimum Tier I leverage capital ratio of 7.0%. The following presents Vision Bancshares, Inc., Vision Bank and Vision Bank, FSB’s capital position at June 30, 2004:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$43,837,783	15.79%	$22,215,956	8.00%	N/A	N/A
Vision Bank	23,556,699	10.50	17,953,146	8.00	22,441,433	10.00
Vision Bank, FSB	7,892,978	15.81	3,994,940	8.00	4,993,675	10.00

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	40,992,873	14.76	$11,107,978	4.00	N/A	N/A
Vision Bank	21,153,137	9.43	8,976,573	4.00	13,464,860	6.00
Vision Bank, FSB	7,451,630	14.92	1,997,470	4.00	2,996,205	6.00

Tier 1 Leverage Capital (to Average Assets)
Consolidated	40,992,873	13.74	11,937,507	4.00	N/A	N/A
Vision Bank	21,153,137	9.15	9,243,880	4.00	11,554,850	5.00
Vision Bank, FSB	7,451,630	12.31	2,421,915	4.00	3,027,393	5.00

Comparison of Results of Operations for the Three Months Ended

June 30, 2004 and June 30, 2003

Net Interest Income

Net interest income, the difference between the interest revenues on interest-bearing assets and the cost of interest-bearing liabilities, is the largest component of the Company’s revenues. Net interest income, before the provision for loan losses, for the three months ended June 30, 2004 was $2,619 thousand compared to $1,621 thousand for the same periods in 2003. The increase of $998 thousand, or 61.6%, in net interest income resulted principally from growth in earning assets which more than offset the decline in yield.

Interest income increased by $1,399 thousand or 58.1% to $3,807 thousand for the three months ended June 30, 2004 from $2,408 thousand for the three months ended June 30, 2003. Interest and fee income on loans increased $1,229 thousand or 53.5% partially due to an increase of 65.8% in the average loan portfolio balance to $217,827 thousand for the three months ended June 30, 2004 from $131,365 thousand for the comparable period in 2003. Interest income on investment securities and federal funds sold increased $170 thousand or 152.4%. This was due to an increase in the average volume outstanding in investment securities and federal funds sold during the second quarter of 2004 as compared to the same quarter of 2003.

Interest expense on deposit accounts increased $354 thousand or 45.0% to $1,141 thousand for the three months ended June 30, 2004 from $787 thousand for the three months ended June 30, 2003. This increase was due to the growth of $97,325 thousand, or 80.0%, in the average balance outstanding of interest bearing deposit liabilities. This was somewhat offset by a slight decrease in the rate paid on the average interest-bearing deposits. Interest expense on borrowings was $48 thousand for the three months ended June 30, 2004. The Company did not have any interest expense on borrowed funds for the three months ended June 30, 2003.

Provision for Loan Losses

The provision for loan losses is a charge to current earnings to maintain the allowance for loan losses at a level deemed appropriate by management. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. The provisions for loan losses were approximately $481 thousand and $167 thousand during the three months ended June 30, 2004 and 2003, respectively. This represented an increase of $314 thousand or 188.0%. Net charge-offs (charged-off loans less recoveries) were $19 thousand during the three months ended June 30, 2004 compared to $1 thousand for the same period of 2003.

Non-interest Income

Non-interest income for the three months ended June 30, 2004 was $498 thousand, compared to $312 thousand for the same period of 2003. This increase was primarily due to an increase of $100 thousand in service charges on deposit accounts.

Non-interest Expenses

Non-interest expenses for the three months ended June 30, 2004 were $2,356 thousand, reflecting a $613 thousand, or 35.2%, increase over $1,743 thousand for the same period of 2003. The increases were spread throughout all expense categories and were mainly a result of the growth and expansion activities of the Company during this period.

Income Taxes

The income tax expense for the three months ended June 30, 2004 was $104 thousand (an effective rate of 37.4%) compared to a tax expense of $5 thousand for the comparable 2003 period (an effective rate of 23.0%). The income tax expense was due to the net operating income before taxes. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.

Comparison of Results of Operations for the Six Months Ended

June 30, 2004 and June 30, 2003

Net Interest Income

Net interest income, the difference between the interest revenues on interest-bearing assets and the cost of interest-bearing liabilities, is the largest component of the Company’s revenues. Net interest income, before the provision for loan losses, for the six months ended June 30, 2004 was $4,748 thousand compared to $2,965 thousand for the same period in 2003. The increase of $1,783 thousand, or 60.1%, in net interest income resulted principally from growth in earning assets which more than offset the decline in yield.

Interest income increased by $2,508 thousand or 55.9% to $6,994 thousand for the six months ended June 30, 2004 from $4,486 thousand for the six months ended June 30, 2003. Interest and fee income on loans increased $2,265 thousand or 53.4% partially due to an increase of 64.3% in the average loan portfolio balance to $203,134 thousand for the six months ended June 30, 2004 from $123,629 thousand for the comparable period in 2003. Interest income on investment securities and federal funds sold increased $242 thousand or 100.7%. This was due to an increase in the average volume of investment securities and federal funds sold outstanding during the first six months of 2004 as compared to the same period of 2003.

Interest expense on deposit accounts increased $666 thousand or 43.8% to $2,187 thousand for the six months ended June 30, 2004 from $1,521 thousand for the six months ended June 30, 2003. This increase was due to the growth of $77,587 thousand, or 66.4%, in the average balance outstanding of interest bearing deposit liabilities. This was somewhat offset by a slight decrease in the rate paid on the average interest-bearing deposits. Interest expense on borrowings was $59 thousand for the six months ended June 30, 2004 due to FHLB borrowings and interest expense on capital lease. The Company did not have any interest expense on borrowed funds for the six months ended June 30, 2003.

Provision for Loan Losses

The provision for loan losses is a charge to current earnings to maintain the allowance for loan losses at a level deemed appropriate by management. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. The provisions for loan losses were approximately $809 thousand and $385 thousand during the six months ended June 30, 2004 and 2003, respectively. This represented an increase of $424 thousand or 110.1%. Net charge-offs (charged-off loans less recoveries) were $37 thousand during the six months ended June 30, 2004 compared to $31 thousand for the same period of 2003.

Non-interest Income

Non-interest income for the six months ended June 30, 2004 was $1,036 thousand, compared to $751 thousand for the same period of 2003. This increase was primarily due to an increase of $181 thousand in service charges on deposit accounts caused by growth in the number of deposit accounts. The Company recorded one-time gains of $159 thousand on the sale of loans during the first quarter 2004 compared to one-time gains of $152 thousand on the sale of investment securities during the first quarter of 2003. Earnings of $28 thousand from the BOLI investment are recorded in other non-interest income for the period ended June 30, 2004. The Company did not have BOLI investments for the same period in 2003.

Non-interest Expenses

Non-interest expenses for the six months ended June 30, 2004 were $4,478 thousand, reflecting a $1,006 thousand, or 29.0%, increase over $3,472 thousand for the same period of 2003. The increases were spread throughout all expense categories and were mainly a result of the growth and expansion activities of the Company during this period.

Income Taxes

The income tax expense for the six months ended June 30, 2004 was $176 thousand (an effective rate of 35.5%) compared to a tax benefit of $53 thousand for the comparable 2003 period (an effective rate of 37.2%). The income tax expense was due to the net operating income before taxes. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.

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

Pursuant to an evaluation by the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, the Company has concluded that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004, that has materially affected or is reasonably likely to affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On March 9, 2004, the Company commenced a private placement stock offering pursuant to Rule 506 of Regulation D of the Securities Act of 1933 in which it issued 1,132,353 shares of common stock, at a price of $17.00 per share, in a private placement. This offer closed on April 9, 2004 after being fully subscribed. The Company raised $19,250 thousand in proceeds before payment of commissions and expenses. The Company paid a total of $810 thousand in placement agent fees and $31 thousand in expenses . Of total shares subscribed, 886,472 shares were funded and $15,070 thousand disbursed from escrow as of March 31, 2004. The remaining 245,881 shares were funded and $4,180 thousand was disbursed from escrow as of April 9, 2004.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on May 24, 2003, at which the following matters were voted upon by the shareholders of the Company.

(a)	Election of Directors

The following Directors were elected to serve as Directors of the Company until the annual meeting of shareholders of the Company in the years indicated below or until their successors are elected and qualified. The vote with respect to such election was as follows:

Election of Seven (7) Directors to serve until 2007:

Name	Votes Cast In Favor	Votes Cast Against or Withheld
James D. Campbell, D.D.S., M.S.	1,719,328	0
Charles S. Isler	1,719,328	0
William D. Moody	1,719,328	0
James R. Owen, Jr.	1,719,328	0
Donald W. Peak	1,719,328	0
Rick A. Phillips	1,719,328	0
Royce T. Winborne	1,719,328	0

In addition, the following directors hold office for terms continuing beyond the 2004 annual meeting: Gordon Barnhill, R.J. Billingsley, Sr., Julian Brackin, Joe C. Campbell, Joey W. Ginn, Robert S. McKean, and J. Douglas Warren will expire in 2006. Warren Banach, J. Donald Boggus, Jr., Daniel M. Scarbrough, J. Daniel Sizemore, George W. Skipper, III, Thomas Gray Skipper and Patrick Willingham will expire in 2005. Paige Dawson Ogletree resigned as a director effective April 15, 2004.

Item 5. Other Information

None

Item 6. Exhibits and Reports

(a)	The exhibits listed in the Exhibit Index on page 24 of this Form 10-QSB are filed herewith.

(b)	Reports on Form 8-K

A report on Form 8-K was filed by Vision Bancshares, Inc. (the “Company”) on May 13, 2004. The report was filed as a result of the Company’s press release announcing its results of operations for the three month period ended March 31, 2004.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vision Bancshares, Inc.

By:	/s/ J. Daniel Sizemore
J. Daniel Sizemore, Chairman, Chief Executive Officer and President

Date:	August 10, 2004

By:	/s/ William E. Blackmon
William E. Blackmon, Chief Financial Officer and Chief Accounting Officer

Date:	August 10, 2004

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Lease agreement, dated April 1, 2004 by and between Vision Bank and Magnolia Land Company, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer