Form 10QSB
period 2004-09-30
VISION BANCSHARES INC
filed 2004-11-12
CIK 1095861

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-88073

VISION BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Alabama	63-1230752
(State of Incorporation)	(IRS Employer Identification No.)

2201 West 1st Street

Gulf Shores, Alabama 36542

(Address of principal executive offices)

(251) 967-4212

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

As of September 30, 2004, Vision Bancshares had 3,023,849 shares of common stock outstanding.

VISION BANCSHARES, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$9,746,991	$5,077,677
Federal funds sold	26,945,000	10,125,000

Cash and cash equivalents	36,691,991	15,202,677

Investment securities available for sale	22,326,063	14,808,400

Loans	263,511,215	174,745,435
Less: Allowance for loan losses	(3,350,736)	(2,072,444)

Loans, net	260,160,479	172,672,991

Premises and equipment, net	4,644,259	2,091,813
Accrued interest receivable	1,179,707	805,553
Deferred tax benefit	915,603	748,814
Goodwill	125,002	125,002
Cash value life insurance	2,655,170	—
Other assets	589,688	178,370

Total Assets	$329,287,962	$206,633,620

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$52,038,432	$24,267,935
Interest-bearing	228,651,911	155,199,956

Total Deposits	280,690,343	179,467,891

Long-term borrowings	5,731,807	4,000,000
Accrued interest payable	371,589	281,809
Other liabilities	1,045,932	480,446

Total Liabilities	287,839,671	184,230,146
Stockholders’ Equity

Common stock, $1.00 par value; 10,000,000 shares authorized; 3,023,849 and 1,888,516 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	3,023,849	1,888,516
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	38,957,579	21,671,563
Retained earnings (deficit)	(543,006)	(1,161,872)
Accumulated other comprehensive income (loss)	9,869	5,267

Total Stockholders’ Equity	41,448,291	22,403,474

Total Liabilities and Stockholders’ Equity	$329,287,962	$206,633,620

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest Income:
Interest and fees on loans	$4,058,888	$2,597,868	$10,569,875	$6,843,398
Interest and dividends on investment securities	214,444	58,919	549,380	238,380
Interest on federal funds sold	123,521	24,516	271,667	85,731

Total interest income	4,396,853	2,681,303	11,390,922	7,167,509
Interest Expense:
Interest on deposits	1,223,236	851,271	3,410,228	2,372,255
Interest on borrowings	51,544	—	110,455	—

Total interest expense	1,274,780	851,271	3,520,683	2,372,255

Net interest income before provision for loan losses	3,122,073	1,830,032	7,870,239	4,795,254
Provision for loan losses	510,159	249,098	1,319,353	634,323

Net interest income after provision for loan losses	2,611,914	1,580,934	6,550,886	4,160,931
Noninterest Income:
Service charges on deposits accounts	267,468	162,730	739,709	454,453
Gain on sale of loans	—	—	158,620	—
Gain on sale of securities	—	—	—	151,523
Secondary mortgage fees	133,529	196,765	391,100	470,484
Other noninterest income	52,891	41,569	200,295	75,250

Total noninterest income	453,888	401,064	1,489,724	1,151,710
Noninterest Expense:
Salaries and benefits	1,381,711	1,036,434	3,790,671	2,865,131
Occupancy expense	362,299	231,204	883,288	660,488
Equipment expense	139,813	100,081	361,054	251,356
Data processing expense	161,188	92,932	421,946	246,123
Organization expense	—	—	—	64,468
Professional fees	76,022	74,331	264,950	206,430
Printing and office supplies	45,993	44,767	154,568	133,525
Advertising expense	64,665	31,240	170,341	102,135
Other noninterest expense	369,203	272,951	1,032,508	826,026

Total noninterest expense	2,600,894	1,883,940	7,079,326	5,355,682

Income (loss) before income taxes	464,908	98,058	961,284	(43,041)
Income tax expense(benefit)	166,327	43,127	342,418	(9,378)

Net Income (loss)	$298,581	$54,931	$618,866	$(33,663)

Basic earnings (loss) per share	$0.10	$0.03	$0.23	$(0.02)
Diluted earnings (loss) per share	0.10	0.03	0.23	(0.02)

Average number of shares outstanding	3,023,250	1,887,619	2,642,078	1,874,715
Average number of shares outstanding, diluted	3,128,791	1,921,454	2,724,172	1,874,715

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$298,581	$54,931	$618,866	$(33,663)

Unrealized holding gains (losses) arising during period	488,123	(155,765)	(7,615)	(74,984)
Reclassification adjustments for (gains) losses on securities included in net income	—	—	—	(151,523)

Other comprehensive income (loss), before income taxes:	488,123	(155,765)	(7,615)	(226,507)

Income tax expense (benefit) related to other comprehensive income	184,419	(58,173)	(3,792)	(83,528)

Unrealized gains (losses) on investment securities available for sale arising during the period, net of income taxes	303,704	(97,592)	(3,823)	(142,979)

Other comprehensive income (loss)	$602,285	$(42,661)	$615,043	$(176,642)

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$618,866	$(33,663)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
Depreciation and amortization	440,274	428,821
Provision for loan losses	1,319,353	634,323
Net loss on sales of premises and equipment	15,395	12,552
Net gains on sales of investment securities	—	(151,523)
Deferred income tax benefit	(154,571)	(188,005)
Increase in loans originated and held for sale	(120,000)	—
Increase in accrued interest receivable	(374,154)	(125,600)
Increase in accrued interest payable	89,780	27,578
(Increase) decrease in other assets and bank owned life insurance	(473,075)	108,560
Increase in other liabilities	565,486	2,342

Net cash provided by (used in) operating activities	1,927,354	715,385

Cash Flows From Investing Activities:
Proceeds from maturities/calls/paydown of investment securities available for sale	3,948,136	4,215,803
Proceeds from sales of investment securities	—	5,343,043
Purchases of investment securities available for sale	(11,562,500)	(12,219,603)
Purchase of cash value life insurance	(2,600,000)	—
Net increase in loans outstanding	(88,686,842)	(53,565,650)
Proceeds from sales of foreclosed assets	—	606,057
Proceeds from sales of premises and equipment	300	19,027
Purchase of premises and equipment	(1,162,742)	(771,962)

Net cash used in investing activities	(100,063,648)	(56,373,285)

Cash Flows From Financing Activities:
Net increase in demand, savings and time deposits	101,222,452	47,439,359
Payments on principal of capital lease obligations	(18,193)	—
Proceeds from the issuance of common stock	18,421,349	974,424

Net cash provided by financing activities	119,625,608	48,413,783

Net increase (decrease) in cash and cash equivalents	21,489,314	(7,244,117)

Cash and cash equivalents at beginning of period	15,202,677	16,742,192

Cash and cash equivalents at end of period	$36,691,991	$9,498,075

Supplemental Cash Flow Information:
Cash paid during period for interest	$3,430,903	$2,344,677
Cash paid during period for income taxes	$226,000	$12,000

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

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB and the related amendments for the year ended December 31, 2003.

Effective October 15, 2004, Vision Bancshares, Inc. completed its transaction with BancTrust Financial Group, Inc. (“BancTrust”) whereby the Company acquired all of the voting stock of BancTrust’s wholly owned subsidiary bank, BankTrust of Florida, formerly Wewahitchka State Bank, located in Wewahitchka, Gulf County, Florida and changed the name of BankTrust of Florida to Vision Bank. The Company agreed to pay BancTrust $7.5 million in cash for all of the issued and outstanding shares of BankTrust of Florida. Subsequent to the acquisition, the Company merged Vision Bank, FSB, its wholly owned federal savings bank, located in Panama City, Florida with and into Vision Bank (Florida). The newly organized bank will operate as a state banking corporation organized under the laws of the State of Florida.

Accounting Changes

During the quarter ended September 30, 2004 there were no changes in the Company’s critical accounting policies as reflected in the last report.

Earnings per Share

The components used to calculate basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income/(loss),	$298,581	$54,931	$618,866	$(33,663)
Effect of dilutive securities	—	—	—	—

Numerator for diluted earnings per share	$298,581	$54,931	$618,866	$(33,663)

Denominator:
Weighted-average shares outstanding	3,023,250	1,887,619	2,642,078	1,874,715
Effect of potentially dilutive securities and contingently issuable shares	105,541	33,835	82,094	( *)

Denominator for diluted earnings per share	3,128,791	1,921,454	2,724,172	1,874,715

Earnings per share:
Basic	$0.10	$0.03	$0.23	$(0.02)
Diluted	$0.10	$0.03	$0.23	$(0.02)

*	For the nine months ended September 30, 2003, potentially dilutive common shares of 33,568, respectively, were not included in computing diluted earnings per share because their effect would have been antidilutive.

Stock Plans

At September 30, 2004, the Company had an Incentive Stock Compensation Plan and a Director Stock Plan, which are described more fully in Note 12 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$298,581	$54,931	$618,866	$(33,663)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(28,404)	(28,510)	(222,641)	(204,103)

Pro forma net income (loss)	$270,177	$26,421	$396,225	$(237,766)

Earnings (loss) per share:
Basic - as reported	$0.10	$0.03	$0.23	$(0.02)
Basic - proforma	0.09	0.01	0.15	(0.13)
Diluted - as reported	0.10	0.03	0.23	(0.02)
Diluted - proforma	0.09	0.01	0.15	(0.12)

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Vision Bancshares, Inc. (“the Company” or “Vision”) and its subsidiaries and on their results of operations during the first nine months of 2004 and 2003. Virtually all of the Company’s operations are contained in its banking subsidiaries, Vision Bank and Vision Bank, FSB. Vision Bank is an Alabama state chartered bank that offers general retail and commercial banking services through five branch offices in Baldwin County, Alabama. Vision Bank, FSB is a federal savings bank chartered by the Office of Thrift Supervision (OTS) that serves as a depository of funds and as a lender of credit for homes and other goods and services through two branches in Bay County, Florida.

This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-QSB, particularly the preceding consolidated financial statements, notes and selected financial data. This discussion and analysis should be read in conjunction with the Company’s 2003 Annual Report on Form 10-KSB.

The following discussion includes “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as “anticipate,” “estimate,” “expect,” “may” and “should.” We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions and government fiscal and monetary policies, changes in prevailing interest rates and effectiveness of the Company’s interest rate strategies, laws, regulations and regulatory authorities affecting financial institutions, changes in and effectiveness of the Company’s operating or expansion strategies, including the Company’s ability to successfully integrate its recent acquisition of BankTrust of Florida, geographic concentration of the Company’s assets and operations, competition from other financial services companies, unexpected financial results or outcomes of legal proceedings, and other risks detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.

OVERVIEW

The Company recorded consolidated net income after tax for the quarter ended September 30, 2004 of $299 thousand, a $244 thousand or 443.6% increase compared to last year’s third quarter net income of $55 thousand. This consolidated net income for the third quarter of 2004 consisted of net income of $468 thousand for Vision Bank, a net loss of $135 thousand for Vision Bank, FSB and a net loss of $34 thousand for Vision Bancshares, Inc. (on a parent only basis). Both consolidated basic and diluted net earnings per share were $0.10 for the three months ended September 30, 2004 compared to net earnings of $0.03 per share on both a basic and diluted basis for the three months ended September 30, 2003. Year-to-date earnings in 2004 of $619 thousand, were 1920.6% higher than year-to-date loss in 2003 of $34 thousand. Selected highlights from the third quarter’s results follow:

•	Vision’s net interest income, before the provision for loan losses, increased 70.6%, or $1,292 thousand, from the third quarter of 2003. This significant increase is attributable to the favorable impact of growth in the earning assets due to business development activities in Vision Bank, FSB in Florida and in Vision Bank in Alabama.

•	Noninterest income increased 13.2%, or $53 thousand, from the third quarter of 2003. Due to an increase in the number of deposit accounts and the implementation of a new overdraft program in Vision Bank in Alabama, service charges on deposit accounts, increased 64.4%, or $105 thousand, and was the major contributor to the growth in noninterest income.

•	Noninterest expense increased 38.1%, or $717 thousand, from the third quarter of 2003. Salaries and benefits were up 33.3%, or $345 thousand, as a result of the general growth of the Company. Most other noninterest expense categories increased partly due to the opening of three permanent facilities in 2004 which had previously been housed in temporary facilities. Vision Bank in Alabama relocated their Foley branch and Vision Bank, FSB in Florida moved their main office in Panama City and their branch in Panama City Beach into their permanent facilities.

FINANCIAL CONDITION

September 30, 2004 compared to December 31, 2003

Loans and allowance for loan losses

Loans comprised the largest single category of the Company’s earning assets at September 30, 2004. Loans, net of unearned income, were 84.2% of total earning assets at September 30, 2004 and 87.5% of total earning assets at December 31, 2003. Total loans were $263,511 thousand at September 30, 2004, representing an $88,766 thousand, or 50.8%, increase from the December 31, 2003 total loans of $174,745 thousand. Real estate loans increased $80,739 thousand, or 62.0%, to $210,889 thousand at September 30, 2004 from $130,150 thousand at December 31, 2003, while commercial loans increased $9,458 thousand, or 27.6%, to $43,675 thousand at September 30, 2004 from $34,217 thousand at December 31, 2003. Consumer and other loans decreased $1,431 thousand, or 13.8%, to $8,947 thousand at September 30, 2004 from $10,378 thousand at December 31, 2003. This growth in total loans outstanding during the first nine months of 2004 resulted from continued loan demand in Vision Bank and the growth of Vision Bank, FSB in Panama City, Florida. With the exception of an upward trend in Real Estate loans, there have been no major trends or changes in the concentration mix of the portfolio categories from year end 2003.

The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. The allowance is based upon management’s estimated range of those losses. Actual losses for these loans may vary significantly from this estimate. The Company’s allowance for loan losses was $3,351 thousand and $2,072 thousand at September 30, 2004 and December 31, 2003, respectively. The ratio of the allowance for loan losses to total loans, net of unearned income, was 1.3% at September 30, 2004 and 1.2% at December 31, 2003. “Management’s decision to increase the allowance for loan losses was due to the significant growth in the Company’s loan portfolio and the potential unforeseen economic impact of the recent hurricane Ivan.” The Company’s net charged-off loans (defined as charged-off loans less loan recoveries) were a moderate $41 thousand during the nine months ended September 30, 2004 compared to $ 75 thousand for the same period of 2003. Management believes that the allowance for loan losses at September 30, 2004 is adequate to absorb known risk in the Company’s loan portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company’s loan portfolio or additional provisions to the allowance for loan losses.

Asset Quality

At September 30, 2004, the Company had non-performing assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, other real estate and repossessions) totaling $2,534 thousand, compared to $458 thousand in non-performing assets at December 31, 2003. The Company had $242 thousand other real estate owned at September 30, 2004 compared to none at December 31, 2003. Non-accrual loans increased $1,833 thousand, or 400.2%, to $2,291 thousand at September 30, 2004 compared to $458 thousand at December 31, 2003. This increase was primarily due to a commercial loan totaling $1,425 thousand placed on non-accrual status during the third quarter of 2004. At September 30, 2004, the Company’s non-accrual loans consisted of $412 thousand in loans secured by real estate, $1,846 thousand in commercial loans and $33 thousand in loans to consumers. The ratio of the allowance for loan losses to total non-performing loans decreased to 146.3% at September 30, 2004 from 452.4% at December 31, 2003. The ratio of non-performing loans to total loans, net of unearned income, was 0.9% and the ratio of non-performing assets to total assets was 0.8%. The Company had no restructured loans or non-accruing investment securities at September 30, 2004.

Investment Securities and Other Earning Assets

Investment securities increased approximately $7,518 thousand, or 50.8%, to $22,326 thousand at September 30, 2004 from $14,808 thousand at December 31, 2003. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain public deposits. At September 30, 2004, $18,315 thousand, or 82.0%, of the Company’s investment portfolio available for sale was pledged as collateral against government deposits. At September 30, 2004, the Company had other short-term investments in the form of federal funds sold of $26,945 thousand, primarily due to proceeds from the private placement stock offering (discussed in further detail below under “Stockholder’s Equity”) and the general deposit growth of the Company.

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

Deposits

Deposits are the Company’s primary source of funds with which to support its earning assets. Total deposits were $280,690 thousand at September 30, 2004, an increase of approximately $101,222 thousand, or 56.4%, over total deposits of $179,468 thousand at year-end 2003. Non-interest bearing deposits increased $27,770 thousand, or 114.4%, from year-end 2003 to September 30, 2004, while interest-bearing deposits at September 30, 2004 increased $73,452 thousand, or 47.3%, from year-end 2003. Of the total growth in interest-bearing deposits, $14,994 thousand occurred in certificates of deposits. This represents 20.4% of the total growth in interest bearing deposits. Certificates of deposit of $100,000 or more increased $15,846 thousand, or 40.8%, to $54,643 thousand at September 30, 2004 from approximately $38,797 thousand at year-end 2003. Deposit pricing strategies implemented during 2004 and sustained demand for deposit products resulted in the increase in deposits experienced during the first nine months of this year.

Borrowings and Capitalized Leases

Borrowings and capitalized leases consist of the following:

	September 30, 2004	December 31, 2003
Federal Home Loan Bank - Atlanta, due in various installments through 2005 bearing interest indexed to three (3) month LIBOR, collateralized by Vision Bank’s 1-4 family first mortgage loans	$4,000,000	$4,000,000
Capitalized lease obligation, due in various installments through 2024 bearing interest at 7.94%, collateralized by leased assets	1,731,807	—

Total borrowings and capitalized leases	$5,731,807	$4,000,000

Stockholders’ Equity

At September 30, 2004, shareholder’s equity totaled $41,448 thousand compared to $22,403 thousand at the end of 2003. This was a growth of $19,045 thousand, or 85.0%, and approximately $18,421 thousand was attributable to the issuance of additional common stock. In addition, the Company had net income of $619 thousand and an increase of $5 thousand in accumulated other comprehensive income.

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

Liquidity

Proceeds from the sale of stock and dividends paid by Vision Bank and Vision Bank, FSB are the primary sources of funds available to the Company for payment of operating expenses and dividends to its shareholders. The Board of Directors has not declared or paid a dividend during 2004. Vision Bancshares has not and will not likely generate any significant earnings on its own, and it will depend upon the payment of dividends by its subsidiaries, if it is to pay dividends on its common stock. It is expected that for at least the next year of operation for the Company, all earnings will be retained by the subsidiaries for their future needs. Although Vision Bank has not, it can pay dividend, subject to certain restrictions under State of Alabama banking regulations. State and federal banking laws restrict the payment of dividends by banks, and in no event may dividends be paid by Vision Bank, FSB during the first three years of operation without the approval of the Federal Deposit Insurance Corporation and the OTS.

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

Off-Balance Sheet Arrangements

To meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business. In the event of non-performance by the other party to the off-balance sheet financial instrument, the Company’s exposure to credit loss is the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on balance sheet instruments. A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at September 30, 2004 follows:

September 30, 2004
Commitments to extend credit	$35,907,000
Unused lines of credit	5,971,000
Standby letters of credit	24,993,000

$66,871,000

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

Vision Bank and Vision Bank, FSB are both considered well capitalized at September 30, 2004 under the financial institutions regulatory framework. Tier I Leverage capital ratio is defined as the ratio of Tier I capital to total quarterly average assets. Vision Bank, FSB agreed with the banking regulators to maintain a minimum Tier I Leverage capital ratio of 8.0% during its de novo period. As a condition of the recent branch approvals, Vision Bank has agreed with the State Banking Department to maintain a minimum Tier I leverage capital ratio of 7.0%. The following presents Vision Bancshares, Inc., Vision Bank and Vision Bank, FSB’s capital position at September 30, 2004:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2004
Total Risk-Based Capital
(to Risk-Weighted Assets)
Consolidated	$44,664,679	14.80%	$24,150,949	8.00%	N/A	N/A
Vision Bank	24,408,481	10.07	19,390,478	8.00	24,238,098	10.00
Vision Bank, FSB	8,935,164	15.07	4,742,623	8.00	5,928,279	10.00

Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	41,313,943	13.69	$12,075,474	4.00	N/A	N/A
Vision Bank	21,621,252	8.92	9,695,239	4.00	14,542,859	6.00
Vision Bank, FSB	8,371,657	14.12	2,371,312	4.00	3,556,967	6.00

Tier 1 Leverage Capital
(to Average Assets)
Consolidated	41,313,943	12.82	12,898,913	4.00	N/A	N/A
Vision Bank	21,621,252	8.44	10,245,440	4.00	12,806,800	5.00
Vision Bank, FSB	8,371,657	12.38	2,705,413	4.00	3,381,767	5.00

Comparison of Results of Operations for the Three Months Ended

September 30, 2004 and September 30, 2003

Net Interest Income

Net interest income, the difference between the interest revenues on interest-earning assets and the cost of interest-bearing liabilities, is the largest component of the Company’s revenues. Net interest income, before the provision for loan losses, for the three months ended September 30, 2004 was $3,122 thousand compared to $1,830 thousand for the same periods in 2003. The increase of $1,292 thousand, or 70.6%, in net interest income resulted principally from growth in average interest-earning assets which more than offset the decline in yield.

Interest income increased by $1,716 thousand or 64.0% to $4,397 thousand for the three months ended September 30, 2004 from $2,681 thousand for the three months ended September 30, 2003. Interest and fee income on loans increased $1,461 thousand or 56.2% partially due to an increase of 66.5% in the average loan portfolio balance to $252,316 thousand for the three months ended September 30, 2004 from $151,504 thousand for the comparable period in 2003. Interest income on investment securities and federal funds sold increased $255 thousand or 305.1%. This was due to an increase in the average volume outstanding in investment securities and federal funds sold during the third quarter of 2004 as compared to the same quarter of 2003.

Interest expense on deposit accounts increased $372 thousand or 43.7% to $1,223 thousand for the three months ended September 30, 2004 from $851 thousand for the three months ended September 30, 2003. This increase was due to the growth of $143,361 thousand, or 104.3%, in the average balance outstanding of interest bearing deposit. This was somewhat offset by a slight decrease in the rate paid on the average interest-bearing deposits. Interest expense on borrowed funds and capital leases was $52 thousand for the three months ended September 30, 2004. The Company did not have any interest expense on borrowed funds and capital leases for the three months ended September 30, 2003.

Provision for Loan Losses

The provision for loan losses is a charge to current earnings to maintain the allowance for loan losses at a level deemed appropriate by management. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. The provisions for loan losses were approximately $510 thousand and $249 thousand during the three months ended September 30, 2004 and 2003, respectively. This represented an increase of $261 thousand or 104.8%. Net charge-offs (charged-off loans less recoveries) were $4 thousand during the three months ended September 30, 2004 compared to $44 thousand for the same period of 2003.

Non-interest Income

Non-interest income for the three months ended September 30, 2004 was $454 thousand, compared to $401 thousand for the same period of 2003. This increase was primarily due to an increase of $105 thousand in service charges on deposit accounts somewhat offset by a decrease in secondary mortgage fee income of $63 thousand.

Non-interest Expenses

Non-interest expenses for the three months ended September 30, 2004 were $2,601 thousand, reflecting a $717 thousand, or 38.1%, increase over $1,884 thousand for the same period of 2003. The increases were spread throughout all expense categories and were mainly a result of the growth and expansion activities of the Company during this period.

Income Taxes

The income tax expense for the three months ended September 30, 2004 was $166 thousand (an effective rate of 35.8%) compared to a tax expense of $43 thousand for the comparable 2003 period (an effective rate of 44.0%). The income tax expense was due to the net operating income before taxes. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.

Comparison of Results of Operations for the Nine Months Ended

September 30, 2004 and September 30, 2003

Net Interest Income

Net interest income, the difference between the interest revenues on interest-earning assets and the cost of interest-bearing liabilities, is the largest component of the Company’s revenues. Net interest income, before the provision for loan losses, for the nine months ended September 30, 2004 was $7,870 thousand compared to $4,795 thousand for the same period in 2003. The increase of $3,075 thousand, or 64.1%, in net interest income resulted principally from growth in average interest-earning assets which more than offset the decline in yield.

Interest income increased by $4,223 thousand or 58.9% to $11,391 thousand for the nine months ended September 30, 2004 from $7,168 thousand for the nine months ended September 30, 2003. Interest and fee income on loans increased $3,726 thousand or 54.5% partially due to an increase of 64.0% in the average loan portfolio balance to $218,888 thousand for the nine months ended September 30, 2004 from $133,435 thousand for the comparable period in 2003. Interest income on investment securities and federal funds sold increased $497 thousand or 153.3%. This was due to an increase in the average volume of investment securities and federal funds sold outstanding during the first nine months of 2004 as compared to the same period of 2003.

Interest expense on deposit accounts increased $1,149 thousand or 48.4% to $3,521 thousand for the nine months ended September 30, 2004 from $2,372 thousand for the nine months ended September 30, 2003. This increase was due to the growth of $80,756 thousand, or 64.7%, in the average balance outstanding of interest bearing deposit. This was somewhat offset by a slight decrease in the rate paid on the average interest-bearing deposits. Interest expense on borrowings was $110 thousand for the nine months ended September 30, 2004 due to FHLB borrowings and interest expense on capital lease. The Company did not have any interest expense on borrowed funds for the nine months ended September 30, 2003.

Provision for Loan Losses

The provision for loan losses is a charge to current earnings to maintain the allowance for loan losses at a level deemed appropriate by management. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. The provisions for loan losses were approximately $1,319 thousand and $634 thousand during the nine months ended September 30, 2004 and 2003, respectively. This represented an increase of $685 thousand or 108.0%. Net charge-offs (charged-off loans less recoveries) were $41 thousand during the nine months ended September 30, 2004 compared to $75 thousand for the same period of 2003.

Non-interest Income

Non-interest income for the nine months ended September 30, 2004 was $1,490 thousand, compared to $1,152 thousand for the same period of 2003. This increase was primarily due to an increase of $285 thousand in service charges on deposit accounts caused by growth in the number of deposit accounts and Vision Bank’s implementation of a new overdraft program. The Company recorded one-time gains of $159 thousand on the sale of loans during the first quarter 2004 compared to one-time gains of $152 thousand on the sale of investment securities during the first quarter of 2003. Earnings of $55 thousand from the BOLI investment are recorded in other non-interest income for the period ended September 30, 2004. The Company did not have BOLI investments for the same period in 2003.

Non-interest Expenses

Non-interest expenses for the nine months ended September 30, 2004 were $7,079 thousand, reflecting a $1,723 thousand, or 32.2%, increase over $5,356 thousand for the same period of 2003. The increases were spread throughout all expense categories except organizational expense and were mainly a result of the growth and expansion activities of the Company during this period. Organizational expense of $64 thousand for the period ending September 30, 2003 was due to the opening of Vision Bank, FSB in Florida.

Income Taxes

The income tax expense for the nine months ended September 30, 2004 was $342 thousand (an effective rate of 35.6%) compared to a tax benefit of $9 thousand for the comparable 2003 period (an effective rate of 21.8%). The income tax expense was due to the net operating income before taxes. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.

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

Pursuant to an evaluation by the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, the Company has concluded that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004, that has materially affected or is reasonably likely to affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed in the Exhibit Index on page 23 of this Form 10-QSB are filed herewith.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vision Bancshares, Inc.

By:	/s/ J. Daniel Sizemore
J. Daniel Sizemore, Chairman, Chief Executive Officer and President

Date: November 10, 2004

By:	/s/ William E. Blackmon
William E. Blackmon, Chief Financial Officer and Chief Accounting Officer

Date: November 10, 2004

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Lease agreement, dated August 8, 2003 by and between Vision Bank, FSB and Vision Bancshares, Inc. (as tenant) and T. E. Lee and Glenda E. Lee (as landlord).

10.2	Lease agreement, dated August 1, 2004 by and between Vision Bank, FSB and Bay County Investment Group.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer