Form 10KSB
period 2004-12-31
VISION BANCSHARES INC
filed 2005-03-30
CIK 1095861

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934,

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934,

For the transition period from              to

000-50719

(Commission file number)

VISION BANCSHARES, INC.

(Name of small business issuer in its charter)

Alabama	63-1230752
(State of incorporation)	(I.R.S. Employer Identification No.)

2200 Stanford Road

Panama City, Florida 36542

(251) 967-4212

(Address, Zip Code and telephone number of principal executive offices)

Securities registered under Section 12(g) of the Act: NONE

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $1.00

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year. $18,929,368

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $48,768,638

Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,024,004 shares outstanding as of March 15, 2005

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Certain sections of the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders (Part III).

Transitional Small Business Disclosure Format (check one):    ☐  Yes    ☒  No

PART I

ITEM 1 DESCRIPTION OF BUSINESS

General

Vision Bancshares, Inc. (“Vision Bancshares” or the “Company”) was organized as an Alabama corporation on July 16, 1999 and is a bank holding company under the Bank Holding Act of 1956, as amended.

Vision Bancshares, Inc. does not have any significant operations and serves primarily as the parent company for Vision Bank, its wholly owned Alabama bank subsidiary, (“Vision Alabama”) and Vision Bank, its wholly owned Florida bank subsidiary, (“Vision Florida”). Under the Bank Holding Company Act of 1956, as amended, Vision Bancshares, as a bank holding company, may engage in certain bank related businesses that Vision Alabama and Vision Florida may not conduct, although Vision Bancshares has no present plans for such activities.

Vision Alabama is a state banking corporation organized under the laws of the State of Alabama. Vision Alabama provides general retail and commercial banking services principally to customers in Baldwin County, Alabama through its six locations in Gulf Shores, Orange Beach, Point Clear, Foley, Fairhope and Elberta. Vision Alabama does not provide trust or fiduciary services, but may do so in the future. Vision Alabama opened for business on March 29, 2000.

On October 15, 2004, Vision Bancshares completed its acquisition of BankTrust of Florida, formerly Wewahitchka State Bank, located in Wewahitchka, Gulf County, Florida and changed the name of BankTrust of Florida to “Vision Bank.” Subsequent to the acquisition, the Company merged Vision Bank, FSB, its wholly owned federal savings bank operating since January 2003 and located in Panama City, Florida, with and into Vision Florida. The main office for Vision Florida is located in Panama City, Florida. Vision Florida provides general retail and commercial banking services principally to customers in Bay and Gulf Counties, Florida through five locations in Panama City, Panama City Beach, Wewahitchka, Port St. Joe and Port St. Joe Beach, Florida.

Vision Bancshares and its subsidiaries have 127 full-time employees and 7 part-time employees.

Forward-Looking Statements

The following discussion as well as other statements in this Form 10-KSB include “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as “anticipate,” “estimate,” “expect,” “may” and “should.” We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions and government fiscal and monetary policies, changes in prevailing interest rates and effectiveness of the Company’s interest rate strategies, laws, regulations and regulatory authorities affecting financial institutions, changes in and effectiveness of the Company’s operating or expansion strategies, geographic concentration of the Company’s assets and operations, competition from other financial services companies, unexpected financial results or outcomes of legal proceedings, the limited loan loss experience in the Company’s loan portfolio, unanticipated liabilities in, and consolidation problems associated with, the Company’s recent acquisition of BankTrust of Florida, and other risks detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.

Additional Information

We maintain a Website at www.visionbank.net. Among other items we make available on our Website, we provide a link to our filings with the Securities and Exchange Commission (“SEC”) provided on the SEC’s Website, www.sec.gov.

Risks in Industry

The banking business involves risks over which management has little, if any, direct control. Some of these risks include:

•	Loan Losses - Making loans involves the risk that loans will not be repaid by the borrower. Vision Alabama and Vision Florida will reserve for potential loan losses, but there is no precise method of predicting loan losses and reserves could be insufficient to absorb losses.

•	Changes in Interest Rates - Changes in interest rates, especially increasing rates, can have a negative impact on profitability, especially if loans made at lower rates are long-term loans.

•	Asset/Liability Management – The profitability of Vision Alabama and Vision Florida can be affected by the spread between its interest income and interest expense. If interest expense is greater than interest income, or if interest expense increases at a rate higher than interest income, profitability could be affected negatively.

Competition

Banking is a highly competitive business. Because Vision Alabama and Vision Florida are significantly smaller than the majority of our competitors, they may lack the financial and technological resources to compete successfully. Vision Alabama and Vision Florida compete for customers and employees with banks that are more established as well as with other financial and depository institutions. Many of these institutions have much greater financial resources and experience. The banking business is becoming more dependent on technology, and many customers of banks are utilizing new ways to conduct their banking business such as through the use of personal computers and the Internet. This technology is enabling financial institutions to reach potential customers in geographic areas and in ways not previously served by these institutions. In addition, existing legislation permits banks and bank holding companies to acquire and operate securities firms, insurance companies, and other businesses in the financial services industry. This legislation may be particularly helpful to larger banks.

Regulations

Regulatory requirements may impose additional costs on Vision Alabama and Vision Florida and adversely affect profitability. State and federal banking laws have a material effect on the business and operations of Vision Bancshares, Vision Alabama and Vision Florida. The operation of Vision Bancshares, Vision Alabama and Vision Florida are at all times subject to these laws, regulations and procedures. The purpose of those laws is to protect the financial stability of the banking system and consumer and commercial confidence in that system and is not to protect investors. Vision Bancshares is required to comply with all such laws, regulations and procedures.

Vision Bancshares is a bank holding company registered with, and subject to supervision by, the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (the “BHC Act”). The Federal Reserve Board may examine Vision Bancshares, Vision Alabama and Vision Florida.

Vision Alabama is a state bank organized under the laws of the State of Alabama and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount permitted by law. Vision Alabama is subject to regulation, supervision and regular examination by the Superintendent of the Alabama State Banking Department and the FDIC. Federal and state banking laws and regulations regulate, among other things, the scope of the banking business conducted by Vision Alabama, its loans and investments, reserves against deposits, mergers and acquisitions, borrowings, dividends, minimum capital requirements, and the locations of branch offices and certain facilities. The relationships of Vision Alabama with its executive officers, directors and affiliates are also the subject of statutory and regulatory requirements. A wholly-owned subsidiary of Vision Alabama is licensed to sell insurance products, including variable annuities, and is therefore subject to examination by the Alabama Department of Insurance and Alabama State Securities Commission.

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

Vision Florida is organized under the laws of the State of Florida and its deposits are insured by the FDIC up to the maximum amount permitted by law. Vision Florida is subject to regulation, supervision and regular examination by the State of Florida’s Office of Financial Regulation and the FDIC. Federal and state banking laws and regulations regulate, among other things, the scope of the banking business conducted by Vision Florida, its loans and investments, reserves against deposits, mergers and acquisitions, borrowings, dividends, minimum capital requirements, and the locations of branch offices and certain facilities. The relationships of Vision Florida to its executive officers, directors and affiliates are also the subject of statutory and regulatory requirements.

ITEM 2 DESCRIPTION OF PROPERTIES

Vision Alabama’s primary location is 2201 West 1st Street, Gulf Shores, Alabama 36542 with branches at 25051 Canal Road, Orange Beach, Alabama 36561, 17008 Scenic Highway 98, Point Clear, Alabama 36564-9998, 501 South McKenzie Street, Foley, Alabama 36535-1817, 218 Greeno Road (US Highway 98), Fairhope, Alabama 36533 and 24989 State Street (US Highway 98), Elberta, Alabama 36530 and a loan production office at 1727 South County Road 393, Santa Rosa Beach, Florida 32459. Its phone number is (251) 967-4212. The mailing address for Vision Alabama is P.O. Box 4649, Gulf Shores, Alabama 36547.

Vision Alabama leases a building, consisting of two stories and approximately 9,600 square feet, located at 2201 West 1st Street in Gulf Shores, Alabama for its main office. The building is owned by Gulf Shores Investment Group, LLC, an entity owned by certain directors of Vision Bancshares, and leased to Vision Alabama. The site is located in the downtown area of the city, with a residential area behind Vision Alabama. Downtown Gulf Shores is a civic area and approximately two miles south is the beach, located on the Gulf of Mexico. Two strip shopping centers are within 2 miles of downtown. Highway 59 near the bank site offers access to and from the downtown district. Surrounding the bank office building are other large and small office buildings. The location is convenient to both residential areas and businesses.

Vision Alabama operates a branch located at 25051 Canal Street in Orange Beach, Alabama, approximately 10 miles east of Gulf Shores. The branch operates from the first floor of a two-story building consisting of approximately 7,000 square feet, owned by Gulf Shores Investment Group, LLC, an entity owned by certain directors of Vision Bancshares, and leased to Vision Alabama. The Mortgage Operations department of Vision Alabama occupies the second floor of this building. The property is flanked by small businesses and is located on Highway 180, a prime traffic conduit. The variety of the surrounding businesses will encourage use at diverse hours. The Orange Beach site is located next to a retail center, adjacent to a governmental authority and less than one block from Columbia Southern University.

Vision Alabama operates a branch in Point Clear, Alabama. The branch operates out of the old Point Clear Post Office at 17008 Scenic Highway 98, in Point Clear, Alabama. The building is approximately 1,200 square feet. In November 2000, Vision Bancshares entered into a lease agreement, as tenant, with independent third parties, pursuant to which Vision Alabama leased the real property on which its Point Clear Branch is located. The neighborhood surrounding the branch includes a United States Post Office, The Grand Hotel, restaurants, antique shops, small retail businesses, and real estate sales offices. Within a one mile radius of the location are primarily single-family dwellings and some low-density residential property. Point Clear is best described as a resort and retirement community with the branch located in the small business and service district of the community.

In April 2004, Vision Alabama relocated its Foley Branch to 501 South McKenzie, Foley, Alabama. The branch operates from the first floor of a three-story building consisting of approximately 10,000 square feet, owned by Magnolia Land Company, Inc., an Alabama corporation unaffiliated with the Company, and leased to Vision Alabama. This property is flanked by small retail businesses and other financial institutions. It is located on Highway 59, a prime traffic conduit through the heart of Foley’s business district which is populated with several strip shopping centers including a large retail outlet center. The location is convenient to both residential areas and businesses. Vision Alabama’s executive offices occupy the second floor and Vision Alabama’s loan operations department is located on the third floor.

Vision Alabama operates a full service branch located at 24989 State Street (US Highway 98), Elberta, Alabama. The single-story building at this location consists of approximately 4,618 square feet, owned by Elberta Holdings, LLC, an Alabama limited liability corporation of which two directors of the Company are members, and leased to Vision Alabama. The branch occupies approximately 1,200 square feet of the building and Vision Alabama’s operations and accounting departments occupy the remaining portion of the building. The property is situated in downtown Elberta, Alabama and is surrounded by small businesses and public facilities and is located on US Highway 98, a prime traffic conduit between Foley, Alabama and Pensacola, Florida. The location is convenient to both residential areas and businesses. Located on adjacent property at 13027 Main Street, Elberta, Alabama, is a single-story building consisting of approximately 800 square feet, also owned by Elberta Holdings, LLC and leased to Vision Alabama. This space is used by Vision Alabama to house certain operational functions.

In December 2004, Vision Alabama relocated its Fairhope office into permanent facilities at 218 Greeno Road (US Highway 98) Fairhope, Alabama. The single-story building at this location consists of approximately 5,400 total square feet owned by Forest View Apartments, Inc., an Alabama corporation unaffiliated with the Company. Vision Alabama leases approximately 4,150 square feet from which it operates the Fairhope branch. This property is situated in a professional office park under development. Within a one mile radius are several large strip shopping centers and small retail businesses located on US Highway 98, the major traffic conduit for this area. This location is convenient to both residential areas and businesses. The Insurance Center, LLC, an Alabama limited liability corporation of which a director of the Company is a member, leases the remaining 1,250 square feet of this building directly from Forest View Apartments, Inc. to operate a general insurance agency.

In March 2004, Vision Alabama established a loan production office located at 1727 South County Highway 393, Santa Rosa Beach, Florida. This property consists of a single-story professional office condominium containing approximately 1,300 square feet, owned by Leighigh Rental, Inc. a third party unaffiliated with the Company, and leased to Vision Alabama. This property is surrounded by retail strip shopping centers, small retail businesses, commercial office space and low density residential areas. County Highway 393 is on a primary traffic conduit between US Highway 98 and the beach resort areas situated along Scenic Highway 30A. This area is experiencing rapid commercial and residential development.

Vision Florida’s primary location is 2200 Stanford Road, Panama City, Florida 32405 with branches at 16901 Panama City Beach Parkway, Panama City Beach Florida, 32413, 125 North Highway 71, Wewahitchka, Florida, 32465, 529 Cecil G. Coston Sr. Boulevard, Port St. Joe, Florida, 32456 and 8134 West Highway 98, Port St. Joe Beach, Florida, 32456. Its primary phone number is (850) 522-4000. The mailing address for Vision Florida is P.O. Box 1848, Panama City, Florida, 32402.

Vision Florida’s main office is located at 2200 Stanford Road in Panama City, Florida. The branch operates from the first floor of a three-story building consisting of approximately 11,400 square feet, owned by Bay County Investment Group, LLC, a Florida limited liability corporation owned by certain directors of the Company and leased to Vision Florida. Vision Florida’s main facility is located half a block off 23rd Street, a prime traffic conduit populated with several retail strip centers. The property surrounding this office includes other small retail businesses and some low-density residential property. Certain operation functions and the compliance department occupy the second floor of this building and executive offices are located on the third floor. Vision Bancshares was relocated to this address in February 2005.

In September 2002, the Company entered into an arrangement, as tenant, with The Shoppes At Edgewater, an unaffiliated third party, pursuant to which the Company leased approximately 1,000 square feet of commercial office space located at 559 Beckrich Road, Panama City Beach, Florida. This office space originally housed corporate offices used in the organization of the Company’s Florida subsidiary. Upon opening for business in January 2003, Vision Florida assumed the lease and used this office space to house the bank’s operations, accounting and compliance departments. Since relocating these departments in May 2004, this space has been renovated to house Vision Florida’s full service Beckrich Road branch. The Beckrich Road branch opened in February 2005. This property is an out parcel of a strip shopping center that is situated approximately one block from the beach area. Within a one mile radius are shopping centers and small retail businesses.

Vision Florida operates a branch located at 16901 Panama City Beach Parkway, Panama City Beach, Florida, approximately 12 miles west of Vision Florida’s main office. This property, consisting of a three-story building containing approximately 11,400 square feet, is owned by T. E. and Glenda E. Lee, individuals unaffiliated with the Company, and leased to Vision Florida. The branch operates from the first floor of this building while the operations and accounting departments of Vision Florida occupy the second floor of this building. The property surrounding the facility includes both small retail businesses and low-density residential property. Panama City Beach Parkway (US Highway 98) is a major artery running parallel to the Gulf Coast through the panhandle of Florida. One block west of the branch is state road 79, another main conduit bringing tourists to the area. The location is convenient to both residential areas and businesses. The third floor of the building is subleased on, an annual basis, to a local accounting firm.

Vision Florida operates a branch located at 125 North Highway 71, Wewahitchka, Florida. Owned by the bank, this property is situated in downtown Wewahitchka and consists of a single story building with approximately 7,400 square feet. The property surrounding the branch consists primarily of small retail and commercial businesses. Highway 71 is a major traffic conduit which connects Interstate 10 and US Highway 98 on the Gulf Coast. This location is convenient to both business and residential customers.

Vision Florida owns the property which houses its Port St. Joe branch located at 529 Cecil G. Coston Senior Boulevard, Port St. Joe, Florida. Operating from a single-story building with approximately 3,200 square feet, this branch is surrounded by other financial institutions, small retail businesses and residential areas. Also in the immediate area is a city park located on St. Joseph Bay. This location serves both business and residential customers.

Vision Florida’s Port St. Joe Beach branch is located at 8134 West U.S. Highway 98, Port St. Joe Beach, Florida. This facility, which is owned by Vision Florida, consists of a modular bank building with approximately 1,500 square feet. Located in close proximity to the branch are small retail businesses, low density residential properties, rental properties and public beach areas on the Gulf of Mexico.

In December 2004, the Company entered into a lease agreement, as tenant, with Sunset Promenade LLC, an unaffiliated third party, pursuant to which the Company leased approximately 1,800 square feet of retail space located at 1598 South County Highway 393, Santa Rosa Beach, Florida. This building consists of a single-story unit in a retail strip shopping center and was used to establish a full service branch office for Vision Florida. Upon the opening of this office in February 2005, the lease was assigned to Vision Florida. The property is surrounded by other retail strip shopping centers, small retail businesses, commercial office space and low density residential areas. County Highway 393 is on a primary traffic conduit between US Highway 98 and the beach resort areas situated along Scenic Highway 30A. This area is experiencing rapid commercial and residential development.

Management insures and will continue to insure its properties adequately.

ITEM 3 LEGAL PROCEEDINGS

Not Applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Marketability of Securities

As of March 15, 2005, Vision Bancshares had approximately 660 shareholders of record.

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

Year 2003	High	Low	Dividends Paid
1st Quarter	$15.75	$15.00	$0
2nd Quarter	$16.00	$15.05	$0
3rd Quarter	$16.60	$15.15	$0
4th Quarter	$18.00	$16.25	$0

Year 2004	High	Low	Dividends Paid
1st Quarter	$20.25	$17.10	$0
2nd Quarter	$24.00	$17.90	$0
3rd Quarter	$23.00	$20.36	$0
4th Quarter	$25.00	$21.75	$0

As of December 31, 2004, Vision Bancshares had 374,000 shares of common stock currently subject to options under its stock option plans and an additional 76,000 shares of common stock that Vision Bancshares may grant as options under its stock option plans. Under its Employee Stock Purchase Plan, 7,720 shares of common stock had been purchased and 3,100 shares of common stock were subject to subscription at year-end 2004, leaving 4,180 additional shares of common stock that could be subscribed and issued under this plan. These shares, as well as shares issued pursuant to option exercises, could be resold under SEC Rule 144. No holders of shares of common stock or options have the right to require that Vision Bancshares undertake the registration of their shares or to include their shares in any registration statement undertaken by Vision Bancshares. The Company filed registration statements, effective October 31, 2004, on Form S-8 for the Incentive Stock Compensation Plan, the Director Stock Plan and the Employee Stock Purchase Plan. Shares issued in accordance with the plans subsequent to the registration date will not be restricted with regard to SEC Rule 144.

Dividend Policy

It is not likely in the near future that Vision Bancshares will generate sufficient profit to justify paying dividends. Vision Bancshares will rely on dividend payments from Vision Alabama and Vision Florida in order to provide funds for the payment of dividends to its shareholders. In addition, banking regulations restrict the payment of dividends under certain circumstances. The future dividend policy of Vision Bancshares will be subject therefore not only to banking regulations, but to the discretion of the directors, and will be contingent on the financial condition and capital requirements of Vision Alabama and Vision Florida, general business conditions and other factors. Vision Bancshares has not paid any dividends and does not expect cash dividends to be paid for the foreseeable future.

The following table summarizes certain information regarding the Company’s equity compensation plans as of December 31, 2004. The underlying compensation plans, which are more fully described in Note 12 to the consolidated financial statements included in Item 7, have been previously approved by a vote of the shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	374,000	$13.95	76,000
Equity compensation plans not approved by shareholders	—	—	—

Total	374,000	$13.95	76,000

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Vision Bancshares and its subsidiaries and on their results of operations during 2004 and 2003. Virtually all of the Company’s operations are contained in its two banking subsidiaries, Vision Alabama and Vision Florida (together, the “Banks”). This discussion and analysis is intended to supplement and highlight information contained elsewhere in this annual report on Form 10-KSB, particularly the consolidated financial statements and related notes and the selected financial data presented elsewhere in this Report.

OVERVIEW

Executive Summary

Vision Bancshares is a $410 million financial institution with community banking offices, operations and team members located principally in Baldwin County, Alabama, Bay County, Florida and Gulf County, Florida. Vision Bancshares gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments and pay interest on customer deposits and other borrowed funds. In addition, we generate non-interest income from a number of sources including deposit and loan services, and sales of residential loans, insurance and investment products. Our principal non-interest expenses include employee compensation and benefits, occupancy and equipment related costs, technology and other administrative expenses. Our volumes and, accordingly, our financial results are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our industry.

Our subsidiaries are community banks and our customers select Vision Bancshares for banking and other financial services based on our ability to assist them by understanding and anticipating their individual financial needs and providing excellent customer service. Our major strengths include: a stable, low cost core deposit base; diversified loan portfolio and products; strong service culture and the ability to sell multiple products to our customers resulting in higher fee based revenues; personal commitment to our local communities and high individual service to our customers. Our weaknesses have included lower than average capital ratios when compared against our peers, and we do not possess desired market share in some of our geographic markets. Management has implemented strategies to address these weaknesses. With respect to our capital position, we anticipate using such vehicles as public and private placement offerings of the Company’s common stock and the issuance of trust preferred securities, as appropriate, to provide sufficient capital to support the Company’s growth and expansion activities. Going forward, management also anticipates strengthening our capital ratios through the internal generation of earnings. To address the weakness in our position in certain markets, Vision Bancshares plans to develop and construct new community banking offices to increase our market position and plan to open additional branches in 2005. The ability to grow through acquisition or otherwise is significantly dependent upon our capital levels.

For the year ended December 31, 2004, we reported consolidated net income of $1,189 thousand compared to consolidated net loss of $251 thousand for the year ended December 31, 2003. The Company had earnings of $0.43 and $0.42 per share on basic and diluted basis, respectively, for the year 2004 versus a loss per share of $0.13 on both a basic and diluted basis for the year 2003. Our net interest margin was under some pressure during most of 2004 as a result of the asset sensitive position of our balance sheet and the low interest rate environment. However, the declines in the yields on adjustable rate loans were mitigated by contractual interest rate floors on many of these loans. The increase in net interest income was driven by the increase in earning assets that were funded, in part, with low cost core deposits. Fee income reached record levels in 2004 as a result of our growth. Our provision for loan losses increased primarily due to the growth of our loan portfolio. Our operating expense as a percentage of average assets declined from the year ended 2003 as compared to 2004. See “Results of Operations” below for more details as to the factors, which affect year-over-year performance.

Critical Accounting Estimates

Vision Bancshares prepares its financial statements in accordance with accounting principles generally accepted in the United States. Note 2 to the consolidated financial statements discusses certain accounting principles and methods of applying those principles that are particularly important to this process. In applying these principles to determine the amounts and other disclosures that are presented in the financial statements and discussed in this section, the Company is required to make estimates and assumptions.

Allowance for Loan Losses

Vision Bancshares believes that the determination of its estimates of the allowance for loan losses involves a higher degree of judgment and complexity than its application of other significant accounting policies. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that changes can occur in the allowance for loan losses. However, the amount of the change that is reasonably possible cannot be estimated. Factors considered in this determination and the processes used by management are discussed in Note 2 to the consolidated financial statements. Also, see our discussion of Loans and Allowance for Loan Losses practices below.

Goodwill and Other Intangible Assets

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

Vision Alabama performed its annual test of impairment in the third quarter and determined that there was no impairment in the carrying value of goodwill. Goodwill amounting to $125 thousand has been allocated to the Vision Alabama operating unit. There has been no impairment of goodwill since the date of acquisition.

As a result of the acquisition of BankTrust of Florida and subsequent merger of Vision Bank, FSB, goodwill amounting to $3,311 thousand and a core deposit intangible of $577 thousand was allocated to the Vision Florida’s operating unit. At December 31, 2004, the core deposit intangible was $563 thousand.

Intangible assets consist of core deposit premiums acquired in connection with the business combinations. The core deposit premium is initially recognized based on a valuation performed as of the consummation date. The core deposit premium is amortized over the average remaining life of the acquired customer deposits, or five to eight years. Amortization periods are reviewed annually in connection with the annual impairment testing of goodwill.

CURRENT INTEREST RATE ENVIRONMENT

Net interest income represents the majority of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Vision Bancshares’ earnings. The Company currently has an asset sensitive balance sheet. An institution that maintains an asset sensitive balance sheet generally experiences reduced net interest income in a low or declining interest rate environment, while earnings are enhanced in an increasing interest rate cycle. The rise in the interest rate environment during the last half of 2004 had a favorable impact on our margin and Vision Bancshares would expect to benefit from any substantial increase in interest rates if they occur, in 2005. The impact of a low and declining interest rate environment in 2003 and 2002 were mitigated in part by our growth and the rate floors on many of our loans. See our discussion of Asset and Liability Management practices below, including the estimated impact of changes in interest rates on Vision Bancshares’ net interest income.

FINANCIAL CONDITION

Interest-Earning Assets

In banking, the predominant interest-earning assets are loans and investment securities. The proportion of interest earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most profitable interest-earning assets. An overview of the interest-earning assets follows:

COMPOSITION OF INTEREST-EARNING ASSETS

	December 31,
	2004		2003		2002
(dollars in thousands)	Average Balance	Percent of Total	Average Balance	Percent of Total	Average Balance	Percent of Total
Loans net of unearned income (1)	$243,420	82.7%	$142,869	86.4%	$95,040	83.8%
Available for sale securities (2)	21,756	7.4%	12,592	7.6%	13,550	12.0%
Other interest-earning assets	29,081	9.9%	9,948	6.0%	4,795	4.2%

Total	$294,257	100.0%	$165,409	100.0%	$113,385	100.0%

(1)	Includes loans held for sale
(2)	Available for sale securities excludes adjustment for market valuation and certain noninterest-earning marketable equity securities

Loans and Allowance for Loan Losses

Total loans, net of unearned (excluding loans held for sale) increased 97.43%, or $170,261 thousand, from year-end 2003, and the prior year total was up 60.50%, or $65,869 thousand, from the end of 2002. Average loans for 2004 were 70.38%, or $100,551 thousand, above the prior year’s level. This growth in total loans outstanding during 2004 resulted from continued loan demand for Vision Alabama and Vision Florida and from the acquisition of BankTrust of Florida. The growth reflects new customer development and increased economic activity along the Gulf Coast.

The following table, which is based on regulatory reporting codes, shows loan balances at December 31, 2004 and 2003, respectively.

LOANS OUTSTANDING BY TYPE

	December 31
(dollars in thousands)	2004		2003
Commercial and financial	$49,201	14%	$85,541	49%
Agricultural	65	0%	25	0%
Consumer	10,384	3%	9,506	5%
Equity lines	13,093	4%	5,611	3%
Real estate - Construction	140,749	41%	27,044	15%
Real estate - Residential	72,339	21%	24,719	14%
Real estate - Commercial and other	59,371	17%	21,719	12%
Other loans	931	0%	871	0%

	346,133	100%	175,036	100%
Unearned income	(1,127)	0%	(291)	0%

	345,006	100%	174,745	100%
Allowance for loan losses	(4,565)	-1%	(2,072)	-1%

Loans, net	$340,441	99%	$172,673	99%

Loans held for sale	$1,254		$—

The portfolio of commercial loans, other than those secured by real property, decreased by $36,340 thousand, or 42.48%, from year-end 2003 as the loan portfolio continued to shift to loans secured by real estate. Included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities. The rate of commercial loan growth in 2005 will depend on the Company’s ability to take advantage of competitive circumstances to attract new business in established markets and to develop customers in our newest market areas.

Commercial real estate lending, which includes loans secured by properties used in commercial or industrial operations, increased $37,652 thousand, or 173.36%, compared to year-end 2003. The Banks have been able to develop new business in a competitive market. Furthermore, a portion of the increase is due to the acquisition of BankTrust of Florida.

Our growth in residential construction lending in our Gulf Coast communities was the primary reason for the $113,705 thousand, or 420.44%, increase in our real estate construction loans during 2004.

Residential real estate loans to individuals, increased $47,620 thousand, or 192.65%, from the end of 2003 partly due to the growth in the origination of variable rate mortgage loans and the acquisition of BankTrust of Florida. The Company has a strategy of selling its fixed rate residential first mortgage loans in the secondary market.

Total real estate loans, as a percentage of the total loan portfolio, increased throughout the year and represented approximately 78.72% of the total portfolio at year-end 2004. To manage the Company’s exposure, Vision Alabama and Vision Florida have established internal limits with regard to the maximum number and dollar amount of loans to any one borrower and in any one geographic location or development. Borrowers are also required to invest sufficient cash to maintain adequate loan-to-value ratios.

Loans to individuals include various consumer installment and credit line loan products other than retail mortgage loan products. The 9.24%, or $878 thousand, increase in 2004 from the prior year reflected the general growth of the Company. Loans to individuals continue to be a small share of our loan portfolio.

Total loans as of December 31, 2004 are shown in the following table according to maturity or repricing.

LOANS MATURITIES

(Dollars in thousands)
One year or less	$285,974
After one year through five years	48,109
After five years	12,050

$346,133

Approximately 70.21% of the value of loans with a maturity greater than one year bears a fixed rate of interest.

Each loan carries a degree of credit risk. Management’s evaluation of this risk is ultimately reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.

At December 31, 2004, the reserve for possible loan losses was $4,565 thousand, or 1.32% of total loans, compared to $2,072 thousand, or 1.19% of total loans at the end of 2003. This increase is due to the growth in the loan portfolio. The increase in reserves is to protect against any unforeseen possible losses due to the unseasoned nature of the portfolio in Vision Florida’s Bay County market, the recent acquisition of BankTrust of Florida and the potential economic impact of hurricane Ivan in the Vision Alabama market area. The loan loss percentage will most likely decrease during the year 2005 as we see the effect of these events. The following table shows the activity in the reserve for possible loan losses over the past two years.

SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	December 31,
(dollars in thousands)	2004	2003	2002	2001	2000
Balance at the beginning of year	$2,072	$1,390	$1,013	$396	$—
Provision for loan losses charged to operations	1,819	1,290	616	655	398
Reserve acquired through acquisition	836	—
Loans charged to the allowance
Commercial, financial and agricultural	106	555	200	15	—
Real estate	38	7	14	—	—
Individuals	113	61	39	23	2

Total	257	623	253	38	2

Recoveries of loans previously charged off
Commercial, financial and agricultural	—	5	11	—	—
Real estate	2	—	—	—	—
Individuals	93	10	2	—	—

Total	95	15	13	—	—

Net charge-offs	162	608	240	38	2

Balance at the end of year	$4,565	$2,072	$1,390	$1,013	$396

Ratios
Net charge offs to average loans	0.07%	0.42%	0.25%	0.06%	0.02%
Gross charge-offs to average loans	0.11%	0.44%	0.27%	0.06%	0.00%
Recoveries to gross charge-offs	36.96%	2.41%	5.14%	0.00%	0.00%
Allowance for loan losses to loans at end of year (1)	1.32%	1.19%	1.28%	1.30%	1.21%

(1)	Excludes loans held for sale

In making its risk evaluation and establishing an allowance level that it believes is adequate to absorb probable losses in the portfolio, management considers various sources of information. Some of the more important sources include management’s ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses, which must be charged off, and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. Finally, Vision Bancshares engages internal and external credit reviewers to perform independent reviews of the risk management process, adequacy of loan documentation and the risk ratings and appropriateness of the level of Allowance for Loan Losses. The results of such examinations are reported to the Audit Committee of the Board of Directors. Loans identified as having increased credit risk are classified in accordance with the Company’s loan policy and appropriate reserves are established for each loan classification category based on pre-determined reserve percentages. Due to limited loan loss experience, reserves are established for the remaining unclassified portion of the loan portfolio based on a predetermined factor established by management.

In evaluating the allowance, management also considers the historical loan loss experience of the Company, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information.

Management allocated the allowance for loan losses to specific loan classes, as of the dates indicated, as follows:

ALLOCATION OF THE RESERVE FOR POSSIBLE LOAN LOSSES

	December 31,
	2004		2003		2002		2001		2000
	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve
Commercial, financial and agricultural	$3,786	82.9%	$1,747	84.3%	$1,005	72.3%	$385	38.0%	$—	0.0%
Real estate loans	251	5.5%	48	2.3%	75	5.4%	—	0.0%	—	0.0%
Loans to individuals	528	11.6%	277	13.4%	310	22.3%	628	62.0%	396	100.0%

Total	$4,565	100.0%	$2,072	100.0%	$1,390	100.0%	$1,013	100.0%	$396	100.0%

Management believes that the allowance for loan losses at December 31, 2004 is adequate to absorb known risks in the Company’s loan portfolio based upon the Company’s historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company’s loan portfolio or additional provisions to the allowance for loan losses.

Nonperforming Assets

Management closely monitors loans and other assets that are classified as nonperforming assets. Nonperforming assets consist of nonperforming loans (loans classified as nonaccrual or renegotiated and loans past due 90 days or more for which interest is still being accrued) and foreclosed assets (foreclosed properties and repossessions). There have been no significant trends related to industries or markets underlying the changes in nonperforming assets and management is aware of no factors which should suggest that they are prone to significant increases in 2005. There were no commitments to lend any additional funds on nonaccrual or renegotiated loans at December 31, 2004. The following table provides information on nonperforming assets for each year in the three-year period ended December 31, 2004.

NONPERFORMING ASSETS

	December 31,
(dollars in thousands)	2004	2003	2002	2001	2000
Nonaccrual loans	$1,920	$458	$306	$286	$—
Restructured loans	—	—	—	—	—

Total nonperforming loans	1,920	458	306	286	—
Foreclosed properties	452	—	606	1,017	—
Repossessions	3	—	87	24	—

Total nonperforming assets	$2,375	$458	$999	$1,327	$—

Accruing loans 90 days past due	$—	$—	$—	$—	$—

Ratios
Loan loss allowance to nonperforming loans	237.76%	452.40%	454.25%	354.20%	0.00%
Nonperforming loans to total loans, net of unearned interest	0.56%	0.26%	0.28%	0.38%	0.00%
Nonperforming assets to total assets	0.58%	0.22%	0.71%	1.36%	0.00%

At December 31, 2004, the Company’s recorded investment in loans considered to be impaired was $1,523 thousand of which all related to loans on non-accrual status. At December 31, 2003, the Company’s recorded investment in loans considered to be impaired was $43 thousand of which all related to loans on non-accrual status. The substantial increase in nonaccrual loans during 2004 is primarily related to one commercial credit which is also considered an impaired loan. Management monitors this credit on a continued basis and believes the Company has adequately reserved to absorb any potential losses associated with this loan. The related valuation allowance for impaired loans, included as a component of the allowance for loan losses, was $967 thousand, and $43 thousand at December 31, 2004 and 2003, respectively. No interest income was recognized on impaired loans for the year ended December 31, 2004 and approximately $1 thousand of interest income was recognized on impaired loans for the year ended December 31, 2003.

The difference between the gross interest income that would have been recorded in each period if nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in each period’s net income was approximately $139 thousand for 2004 and $32 thousand for 2003.

There were no concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed as a category of loans at December 31, 2004 or the preceding years.

It is the general policy of the Banks to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than 90 days delinquent. When a loan is placed on a nonaccrual basis any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

Investment Portfolio

The carrying amount of investment securities at the end of each of the last two years are set forth in the following table.

INVESTMENT PORTFOLIO

	December 31,
(dollars in thousands)	2004	2003
U.S. government and agency securities	$6,492	$4,532
Mortgage-backed securities	20,002	9,859
State and municipal securities	—	—
Equity securities	1,033	417

	$27,527	$14,808

The composition of the Company’s investment securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company’s investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company’s interest rate position while at the same time producing adequate levels of interest income. Vision Bancshares classifies its debt and equity securities as either held to maturity (HTM), available for sale (AFS) or trading securities. The Company’s entire portfolio is classified as AFS securities to appropriately reflect the nature of the Company’s holdings that are available for sale should liquidity needs dictate. AFS securities are carried at market value with unrealized gains or losses, net of deferred taxes, reported in accumulated other comprehensive income within shareholder’s equity. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk.

The following table shows the maturities of investment securities (excluding equity securities) and weighted average yields at December 31, 2004. No taxable equivalent adjustments are required because the Company had no tax-exempt obligations during 2004 and 2003.

INVESTMENT PORTFOLIO MATURITY SCHEDULE

	December 31, 2004
(dollars in thousands)	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities-All Available for Sale:
U.S. Government agencies	$—	0.00%	$4,491	3.50%	$2,002	5.10%	$—	0.00%
Mortgage-backed securities	—	—	4,048	3.56%	8,976	3.64%	6,977	4.79%

Total	$—	0.00%	$8,539	3.11%	$10,978	8.74%	$6,977	4.79%

The average maturity of the investment portfolio was 4.05 years at year-end 2004 compared to 6.33 years at year-end 2003 with an average tax equivalent yield of 4.03% and 3.22% at December 31, 2004 and 2003, respectively. Mortgage-backed securities have been included in the maturity table based upon the stated maturity of each security.

At December 31, 2004, gross unrealized gains in the portfolio were approximately $29 thousand compared to $37 thousand at December 31, 2003. The unrealized losses at December 31, 2004 were $166 thousand compared to $29 thousand at December 31, 2003. These fluctuations in the gross unrealized gains and losses in the Company’s investment portfolio resulted primarily from the reaction of the investment securities to changes in market interest rates.

Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Company’s mortgage-backed securities portfolio as of December 31, 2004 and 2003 contained no interest-only strips and the amount of unamortized premium on mortgage-backed securities at December 31, 2004 was $407 thousand, compared to $221 thousand at December 31, 2003. The recoverability of the Company’s investment in mortgage-backed securities is reviewed periodically by management, and if necessary, appropriate adjustments would be made to income for impaired values.

Average federal funds sold increased $19,127 thousand or 197.10% to $28,831 thousand at December 31, 2004 from $9,704 thousands at December 31, 2003. These fluctuations resulted from ordinary increases and decreases in loan demand and the level of deposit balances. A primary contributing factor to this increase resulted from the proceeds received in the Company’s Private placement stock offering which closed in April 2004. As a percentage of average earning assets, these funds represented 9.80% for 2004, compared to 5.87% for 2003.

Deposits

Vision Bancshares’ primary source of funds is its deposits. Continued enhancement of existing products, emphasis upon better customer service and expansion into new market areas have fueled the growth in the Company’s deposit base. Emphasis has been placed upon attracting both commercial and consumer deposits. It is the Company’s intent to expand its deposit base in order to continue to fund asset growth.

At December 31, 2004, deposits were 95.07%, or $170,611 thousand, above the level at December 31, 2003. Average deposits were up 78.22%, or $116,304 thousand. This significant increase in total deposits resulted as the Company placed emphasis on new business development and offered competitive rates to attract new deposits in 2004, coupled with the expansion of a new branch in Elberta, Alabama and the opening of the permanent facility of the branches in Fairhope, Alabama and Foley, Alabama. In addition the acquisition of BankTrust of Florida contributed to the growth in deposits.

The following table presents the average amounts outstanding and the average rates paid for each of the major classifications of deposits for the 12-month periods ending December 31, 2004 and 2003:

AVERAGE DEPOSIT BALANCES AND RATE PAID

(dollars in thousands)	2004		2003
	Average balance	Average rate paid	Average balance	Average rate paid
Noninterest-bearing demand	$44,161	0.00%	$20,474	0.00%
Interest-bearing demand	53,254	1.33%	25,463	1.35%
Savings and Money Market Deposit accounts	54,167	1.14%	36,057	1.31%
Time	113,408	3.14%	66,692	3.68%

Total (1)	$264,990	2.21%	$148,686	2.55%

(1)	The rate paid on total average deposits represents the rate paid on total average interest-bearing deposits only.

Average noninterest-bearing deposits grew 115.69% in 2004 compared to 98.16% in 2003. Non-interest-bearing deposits continue to be a significant funding source for Vision Bancshares, accounting for 16.67% of average total deposits in 2004 and 13.77% in 2003.

Total interest-bearing deposits grew 84.05%, or $130,444 thousand, between year-end 2003 and the most recent year end. On average, total interest-bearing deposits during 2004 were up 72.24%, or $92,617 thousand, in 2004 compared to 2003. The savings account category, which includes money market deposit accounts, increased 138.18%, or $44,763 thousand, during 2004, and was up 50.23% on average from the prior year.

Total time deposits increased 74.81%, or $61,113 thousand, from the end of 2003, and were up 70.05% on average in 2004 compared to the prior year. Time deposits of $100,000 or more grew 82.53% in 2004 and 57.43% in 2003. Certificates of deposits of less than $100,000 increased 67.01% in 2004 primarily due to the Company’s efforts to attract new deposits in existing markets and its expansion into new markets. The Company had $4,000 thousand and $2,000 thousand in time deposit open accounts at December 31, 2004 and 2003, respectively.

The following table presents the maturities of the larger time deposits of $100,000 or more at December 31, 2004:

MATURITIES OF LARGE TIME DEPOSITS

(dollars in thousands)	December 31, 2004
	Time Certificates of Deposit	Other Time Deposits	Total
Three months or less	$10,316	$4,000	$14,316
Over three through six months	5,516	—	5,516
Over six through twelve months	6,815	—	6,815
Over twelve months	44,517	—	44,517

	$67,164	$4,000	$71,164

Borrowed Funds

The Company has used borrowed funds on a limited basis as a source of funding asset growth in excess of deposit growth and for short-term liquidity needs. The mixture of borrowed funds and deposits as sources of funds depends on the relative availability and costs of those funds and Vision Bancshares’ need for funding.

At December 31, 2004, Vision Bancshares had $12,361 thousand in an available credit line with the Federal Home Loan Bank and an additional $21,100 thousand in unsecured Fed Funds lines of credit available with four correspondent banks.

(balance of page intentionally left blank)

The following table sets forth, for the periods indicated, certain information about the Company’s borrowings:

OTHER BORROWINGS

	December 31,
(dollars in thousands)	2004	2003
Federal Home Loan Bank - Atlanta, maturing in 2005 bearing interest indexed to three (3) month LIBOR, collateralized by Vision Bank-Alabama’s 1-4 family first mortgage loans. (The interest rate was 2.630% and 1.235% at December 31, 2004 and 2003, respectively)	$4,000	$4,000
Federal Home Loan Bank - Atlanta, maturing in 2009 (callable in 2006) bearing fixed rate interest of 2.85%, collateralized by Vision Bank-Alabama’s 1-4 family first mortgage loans.	5,000	—
Capitalized lease obligation, due in various installments through 2024 bearing interest at 7.940%, collateralized by leased assets	1,722

Borrowings of noncontrolling interests
Elberta Holdings LLC:
The Bankers Bank - Atlanta, Georgia Note collateralized by real estate; principal and interest due quarterly; rate is at prime, due March 3, 2009	448	—
Gulf Shores Investment Group LLC:
The Bankers Bank – Atlanta, Georgia Note collateralized by real estate; interest due monthly at prime less 0.5% and principal due monthly based on twenty year amortization with balloon payment due February 3, 2005	978	1,051
The Bankers Bank – Atlanta, Georgia Note collateralized by real estate; payments of $12,800 principal and interest due monthly; rate is at prime less 0.5%, due May 3, 2005	1,139	1,246
The Bankers Bank – Atlanta, Georgia Note collateralized by real estate; payments of $2,200 principal and interest due monthly; rate is at prime less 0.5%, due May 3, 2005	188	207
Nexity Bank – Atlanta, Georgia Note collateralized by 81,375 shares of Vision Bancshares Inc. common stock guaranteed by certain directors of the Company who are members of VIE; due $42,500 quarterly plus interest; rate is at prime less 0.5%; balloon payment due September 24, 2008	1,129	1,257
Bay County Investment Group LLC:
The Bankers Bank – Atlanta, Georgia Note collateralized by real estate; interest due monthly at prime less 0.5% and principal due monthly based on twenty year amortization with balloon payment due October 16, 2008	2,096	848

Total Borrowings	$16,700	$8,609

As with most community banks, loan volume is the driver for our balance sheet. Since our loan volume has been up, Vision Bancshares made a long-term advance of $5,000 thousand from FHLB in 2004. These funds were utilized to fund the growth in the loan areas.

Liquidity Management

Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of Vision Bancshares’ customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

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

Proceeds from the sale of stock and dividends paid by the Banks are the primary source of funds available to the Company for payment of operating expenses and dividends to its shareholders. The Board of Directors has not declared or paid a dividend during the past five years. Vision Bancshares has not and will not likely generate any significant earnings on its own and will depend upon the payment of dividends by the Banks, if it is to pay dividends on its common stock. It is expected that for at least the next year of operation for the Banks, all earnings will be retained by the Banks for their future needs. State and federal banking laws restrict the payment of dividends by the Banks.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales, maturities, calls and pay downs of investment securities. Loans that mature in one year or less totaled approximately $285,974 thousand, or 82.59% of loans, net of unearned income, at December 31, 2004. The Company does not have any investment securities with stated maturities of one year or less at December 31, 2004. However, 72.66% of the Company’s investment portfolio is in mortgage backed securities on which the Company receives regular monthly paydown. Other sources of liquidity include cash on deposit with other banks and short-term investments such as federal funds sold.

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. Funds are also available through the purchase of federal funds from other commercial banks. As a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, Vision Alabama also has access to various credit programs to assist with liquidity needs. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable Company cash position.

At December 31, 2004, the Company had $503 thousand in binding commitments for capital expenditures.

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

The static gap analysis measures the amount of repricing risk embedded in the balance sheet at a specific point in time, by comparing the difference in the volume of interest-earning assets and interest-bearing liabilities that are subject to repricing within specific time periods. At December 31, 2004, the Company was asset sensitive, indicating that it had more interest-bearing assets than interest-earning liabilities repricing during the twelve months ending December 31, 2004.

The following table sets forth the Company’s maturity and repricing exposure at December 31, 2004 for the time frames presented:

INTEREST RATE SENSITIVITY

	By Maturity or Repricing Dates at December 31, 2004
(dollars in thousands)	Zero to Three Months	Three Months to One Year	One Year To Five Years	Over Five Years	Total
EARNING ASSETS
Federal Funds sold and interest-bearing deposits in banks	$8,108	—	—	—	$8,108
Investment securities	1,345	3,521	15,565	7,096	27,527
Loans	258,034	27,941	48,109	12,050	346,133

Total interest earning assets	267,487	31,462	63,674	19,146	381,768

INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits	65,674	—	—	—	65,674
Savings and money market	77,157	—	—	—	77,157
Certificates of deposits	19,434	47,098	72,236	38	138,805
Time open deposit accounts	4,000		—	—	4,000

Total interest-bearing liabilities	166,265	47,098	72,236	38	285,636

Interest rate sensitivity gap	$101,222	$(15,636)	$(8,562)	$19,108	$96,132
Cumulative interest rate sensitivity gap	$101,222	$85,586	$77,024	$96,132
Interest rate sensitivity gap ratio	1.61	0.67	0.88	503.84
Cumulative interest rate sensitivity gap ratio	1.61	1.40	1.27	1.34

The interest rate shock analysis measures the impact on the Company’s net interest income as a result of an immediate and sustained shift in interest rates. The movements in market rates are based on statistical regression analyses while management makes assumptions concerning balance sheet growth and the magnitude of interest rate movements for certain interest-earning assets and interest-bearing liabilities. Using actual maturity and repricing opportunities of the Company’s portfolio, in conjunction with management’s assumptions, a rate shock analysis is performed using a plus 200 basis points shift and a minus 200 basis points shift in interest rates. The Company’s Assets/Liability Policy limits have established a change of not more than +/- 15% in net interest income using a +/- 200 basis points shock. At December 31, 2004, the change in net interest income, over the next 12 months, using a 200 basis points downward shift in interest rates was within policy limits at -10.84%, indicating the negative impact due to such change would be less than anticipated. A 200 basis point upward shift in interest rates, for this same time period, exceeded policy limits at 19.56%, indicating that the positive change in net interest income would exceed expectations.

The following table estimates the impact of shifts in interest rates on the Company’s net interest income for the 12 months ending December 31, 2004:

RATE SHOCK ANALYSIS

(dollars in thousands)	-200 Basis Points	Stable Rates	+200 Basis Points
Interest income	$24,553	$27,345	$34,015
Interest expense	7,271	7,963	10,841

Net interest income	$17,282	$19,382	$23,174

Dollar change from level	$(2,100)		$3,792
Percentage change from level	(10.83)%		19.56%

Changes in interest rates also have an impact on the value of the Company’s equity. Applying the same interest rate scenarios used in the Rate Shock Analysis, a measurement is made as to the impact of these changes on the economic value of the Company’s equity. At December 31, 2004 the Company’s net portfolio value (the difference between the market value of assets and liabilities) was 16.56% of total assets. This percentage increases to 21.98% in response to a 200 basis point rise in interest rates and declines to 10.21% under the 200 basis points decrease in interest rates. This volatility is typical when trying to reduce earnings at risk.

While movement of interest rates cannot be predicted with any certainty, management believes that the Company’s current interest rate sensitivity analysis fairly reflects its interest rate risk exposure during the twelve months ending December 31, 2004. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.

Shareholders’ Equity and Capital Adequacy

At December 31, 2004, shareholder’s equity totaled $40,796 thousand compared to $21,147 thousand at the end of 2003. This was a growth of $19,649 thousand, or 92.92%, and approximately $18,423 thousand was attributable to the issuance of additional common stock. In addition, the Company had net income of $1,189 thousand and a decrease of $91 thousand in accumulated other comprehensive income. Stock owned by and stock receivables from related VIEs decreased by $128 thousand due to pay downs on the debt secured by Company stock (see Note 9 to the consolidated financial statements and the above section on Borrowings.)

On March 9, 2004, the Company commenced a private placement stock offering in which it issued 1,132,353 shares of common stock, at a price of $17.00 per share. This offer closed on April 9, 2004 after being fully subscribed. The Company raised $19,250 thousand in proceeds before payment of commissions and expenses. Of total shares subscribed, 886,472 shares were funded and $15,070 thousand disbursed from escrow as of March 31, 2004. The remaining 245,881 shares were funded and $4,180 thousand was disbursed from escrow as of April 9, 2004.

The ratios in the following table indicate that the Company remained well capitalized at December 31, 2004.

RISK-BASED CAPITAL AND CAPITAL RATIOS

	December 31,
(dollars in thousands)	2004	2003
Tier 1 regulatory capital	$36,883	$21,016
Tier 2 regulatory capital	4,565	2,072

Total regulatory capital	$41,448	$23,088

Risk-weighted assets	$376,590	$198,395

Ratios
Leverage ratio (Tier 1 capital to average assets)	10.09%	10.65%
Tier 1 capital to risk-weighted assets	9.79%	10.59%
Total capital to risk-weighted assets	11.01%	11.64%

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

Under the regulatory framework for prompt corrective action, the capital levels of banks are categorized into one of five classifications ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, its total capital, Tier 1 capital and leverage ratios must be at least 10%, 6% and 5%, respectively. Maintaining capital ratios at the well-capitalized levels avoids certain restrictions that, for example, could impact the FDIC insurance premium rate. As of December 31, 2004 and 2003, the Company’s bank subsidiaries were categorized as well-capitalized. Due to rapid growth, Vision Alabama experienced periods during 2004 in which its total capital fell below the regulatory well capitalized minimum of 10%; however, the Bank was not below the regulatory well capitalized minimum at any quarter end in 2004. In the cases where the levels fell below the regulatory well capitalized minimum, the Company injected additional capital to keep its subsidiary from operating below the well-capitalized level for more than two consecutive quarters.

As a result of the recent acquisition and merger, Vision Florida agreed with the Florida banking regulators to maintain a minimum Tier I Leverage capital ratio of 8.00% for a period of two years following the merger. As a condition of the recent branch approvals, Vision Alabama has agreed with the Alabama State Banking Department to maintain a minimum Tier I leverage capital ratio of 7.00%.

The following rate of return information for the periods indicated is presented below.

RETURN ON EQUITY AND ASSETS

	December 31,
	2004	2003
Return on average assets	0.38%	(0.14)%
Return on average equity	3.28%	(1.14)%
Dividends payout ratio	0.00%	0.00%
Average equity to average assets ratio	11.58%	12.48%

The Board of Directors has not declared or paid a dividend since beginning operation in 2000. Vision Bancshares has not and will not likely generate any significant earnings on its own, and it will depend upon the payment of dividends by the Banks, if it is to pay dividends on its common stock. It is expected that for at least the next year of operation for the Banks, all earnings will be retained by the Banks for their future needs. State and federal banking laws restrict the payment of dividends by the Banks. The Company does not anticipate paying a cash dividend in the foreseeable future.

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

Earnings Summary

The Company reported net earnings of $1,189 thousand for 2004 representing an increase in earnings of $1,440 thousand or 573.71% compared to a net loss of $251 thousand for 2003. Earnings per basic common share were $0.43 in 2004 compared to loss per basic common share of $0.13 in 2003.

Net interest income increased 79.93% in 2004 to $11,683 thousand from $6,493 thousand in 2003. The significant increase in net interest income in 2004 is attributable to the general growth of the Banks and the acquisition of BankTrust of Florida. The net interest spread increased 7 basis points to 3.50% in 2004 from 3.43% in 2003. Over the past two years, the net interest spread has been impacted by changes in balance sheet mix which have affected the yields earned and rates paid on the underlying assets and liabilities.

Our provision for loan losses totaled $1,819 thousand in 2004 and $1,290 thousand in 2003. The allowance for loan losses represented 1.32% and 1.19% of total loans outstanding at December 31, 2004 and 2003, respectively. The allowance for loan losses is discussed in more detail under “Loans and Allowance for Loan Losses” above.

Noninterest income increased 29.05% to $1,950 thousand in 2004 compared to $1,511 thousand in 2003. The increase in noninterest income in 2004 is mainly attributable to service charges on deposits which increased 61.10%. In 2004, the Company recorded service charges on deposit accounts in the amount of $1,023 thousand; whereas in 2003, the Company recorded service charges on deposits in the amount of $635 thousand. The Company recorded a decrease of $175 thousand in mortgage origination fees in 2004 from the amount recorded in 2003. The Company also recorded $468 thousand in other noninterest income in 2004.

Noninterest expense increased $2,817 thousand to $9,911 thousand in 2004 from $7,094 thousand in 2003. Salaries and employee benefits increased $1,514 thousand; equipment and occupancy expense increased $598 thousand; data processing expense increased $274 thousand and all other expenses increased a net of $431 thousand. These increases resulted from the acquisition of BankTrust of Florida, and the general growth of the bank subsidiaries which included opening an additional branch and moving several branches into their permanent facilities during the year ended December 31, 2004.

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

Net interest income, before the provision for loan losses, totaled $11,683 thousand in 2004 representing an increase of 79.93% compared to net interest income of $6,493 thousand in 2003. The Company experienced significant growth in both average earning assets and average interest-bearing liabilities during 2004 and 2003. The “Summary of Changes in Net Interest Income” table in the section below provides information about changes in interest income, interest expense and net interest income due to changes in average balances and rates.

The Company’s interest income increased $7,048, or 70.97%, to $16,979 thousand in 2004 from $9,931 thousand in 2003. The increase in 2004 was due to the 77.90% increase in average earning assets that was somewhat offset with a 23 basis points decrease in the yield on average earning assets during 2004 as compared to 2003. Interest and fees income on loans increased 67.11% during 2004, primarily due to an increase of 70.38% in the average loan balances outstanding partially offset by a decrease in the yield on loans of 12 basis points. The interest income on investment securities increased $451 thousand or 124.93% during 2004, compared to 2003 due to an increase in average balance outstanding partially offset by a decrease in the yield on average balances. Interest income on federal funds sold increased $242 thousand or 242.00% during 2004 compared to 2003. This increase is primarily due to the increase in the average balance outstanding of federal funds sold.

During 2004, the Company’s interest expense increased $1,858 thousand, or 54.04%, to $5,296 thousand from $3,438 thousand in 2003, as average interest-bearing liabilities outstanding during 2004 increased 74.35%. Interest-bearing deposits are the major component of interest bearing liabilities, representing approximately 95.21% in 2004, and 96.38% in 2003 of average total interest-bearing liabilities outstanding. While average interest-bearing deposits outstanding increased 72.24% during 2004, the rate paid on these average balances reflected a decrease of 34 basis points. Interest expense on borrowings and federal funds purchased during 2004 totaled $409 thousand as compared to $169 thousand for 2003.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The Company’s net interest margin for 2004 was 3.98%, compared to 3.93% for 2003.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a more direct perspective to the effect of market interest rate movements. The net interest spread for 2004 increased 7 points to 3.50% from the Company’s 2003 spread of 3.43% as the cost of interest-bearing sources of funds decreased 30 basis points while the yield on earning assets decreased 23 basis points. See the tables in this section below entitled “Summary of Average Balance Sheet, Net Interest Income and Interest Rates” and “Summary of Changes in Net Interest Income” for more information. The Summary of Average Balance Sheet, Net Interest Income and Interest Rates table presents, for the periods shown, the average balance of certain balance sheet items, the dollar amount of interest income from average earning assets and resultant yields, the interest expense and rate paid on average interest-bearing liabilities, and the net-interest margin. The Summary of Changes in Net Interest Income table presents an analysis of changes in interest income, interest expense and net interest income attributable to changes in volume and interest rate.

SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES

(on a taxable equivalent basis)

	December 31,
	2004			2003
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
INTEREST EARNING ASSETS
Loans, net of unearned income*	$243,420	$15,844	6.51%	$142,869	$9,472	6.63%

Investment securities, taxable	21,756	812	3.73%	12,592	361	2.87%
Investment securities, tax-exempt	0	0	0.00%	0	0	0.00%

Total investment securities	21,756	812	3.73%	12,592	361	2.87%

Interest bearing deposits with other banks	250	0	0.00%	244	0	0.00%
Federal funds sold	28,831	342	1.19%	9,704	100	1.03%

Total interest earning assets	294,257	16,998	5.78%	165,409	9,933	6.01%

NONEARNING ASSETS
Cash and due from banks	7,678			5,022
Premises and Equipment	9,202			6,236
Other assets	5,231			1,253
Allowance for loan & lease losses	(2,983)			(1,739)

Total assets	$313,385			$176,181

LIABILITIES & STOCKHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES
Demand	$53,254	706	1.33%	$25,463	343	1.35%
Savings and Money Market	54,167	617	1.14%	36,057	471	1.31%
Time deposits	113,408	3,564	3.14%	66,692	2,455	3.68%

Total interest bearing deposits	220,829	4,887	2.21%	128,212	3,269	2.55%

Other short term borrowings	76	2	2.63%	18	0	1.65%
FHLB borrowings	11,032	407	3.69%	4,797	168	3.50%

Total interest bearing liabilities	231,937	5,296	2.28%	133,027	3,437	2.58%

NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	44,161			20,474
Accrued expenses and other liabilities	992			689
Stockholders’ equity	36,295			21,991

Total liabilities and stockholders’ equity	$313,385			$176,181

Net interest income/net interest spread		$11,702	3.50%		$6,496	3.43%
Net yield on total interest earning assets			3.98%			3.93%

TAXABLE EQUIVALENT ADJUSTMENT
Loans		18			3
Investment securities		0			0

Total taxable equivalent adjustment		18			3

Net interest income		$11,684			$6,493

*	Loans on nonaccrual status have been included in the computation of average balances

SUMMARY OF CHANGES IN NET INTEREST INCOME (on taxable equivalent basis)

	Year Ended December 31,
	2004 Compared to 2003			2003 Compared to 2002
	Due to Change in		Total Increase (Decrease)	Due to Change in		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
INTEREST INCOME
Loans, net of unearned income	$6,546	$(174)	$6,372	$3,230	$(762)	$2,468

Investment securities, taxable	320	131	451	(50)	(338)	(388)
Investment securities, tax-exempt	—	—	—	—	—	—

Total investment securities	320	131	451	(50)	(338)	(388)

Interest bearing deposits with other banks	—	—	—	—	—	—
Federal funds sold	224	18	242	56	(30)	26

Total interest income	7,090	(25)	7,065	3,236	(1,130)	2,106

INTEREST EXPENSE
Demand	368	(5)	363	222	(25)	197
Savings	213	(67)	146	(148)	(498)	(646)
Time deposits	1,512	(403)	1,109	830	(405)	425

Total interest bearing deposits	2,093	(475)	1,618	904	(928)	(24)

Other short term borrowings	2	—	2	—	0	0
FHLB borrowings	230	9	239	52	(12)	40

Total interest expense	2,325	(466)	1,859	956	(940)	16

Change in net interest income	$4,765	$441	$5,206	$2,280	$(190)	$2,090

*	Loans on nonaccrual status have been included in the computation of average balances

During 2004, the banking industry experienced an increase in the interest rate environment as the prime interest rate moved from 4.00% to 5.25%. In 2003, the prime interest rate decreased from 4.25% to 4.00%.

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

During 2004, management made increases in the Banks’ allowance for loan losses. The Company provided $1,819 thousand for loan losses in 2004, compared to $1,290 thousand in 2003. This increase reflects provision for net charge-offs of $162 thousand and $1,657 thousand for the growth in the loan portfolio in 2004. This increase in the overall level of the allowance for loan losses in 2003 was due to provision for net charge-offs of $608 thousand and $682 thousand for the general growth in the loan portfolio in 2003.

Loan charge-offs exceeded recoveries by $162 thousand and $608 thousand during 2004, and 2003, respectively. This represented a decrease of $446 thousand during 2004. In December 2003, Vision Alabama charged off a single unsecured commercial credit in the amount of $498 thousand which was identified by management as a loss and management believes this loan write-off was an isolated case.

For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, see “Loans and Allowance for Loan Losses and Nonperforming Assets” above. The future level of the allowance and provisions for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

Noninterest Income

Noninterest income for 2004 increased $439 thousand, or 29.05%, to $1,950 thousand from $1,511 thousand in 2003. This increase was primarily due to an increase of $388 thousand in service charges on deposit accounts, caused by growth in the number of deposit accounts company-wide paired with the implementation of a new overdraft program in Vision Alabama. Components of other operating income reflecting increases during 2004 were fee income associated with gains realized from the sale of loans, underwriting fees, and other miscellaneous service fees.

NONINTEREST INCOME

	Year Ended December 31,
(dollars in thousands)	2004	% change	2003
Service charges on deposit accounts	$1,023	61.10%	$635
Gain on sale of securities	(6)	-103.95%	152
Secondary mortgage fees	465	-27.34%	640
Other noninterest income	468	457.14%	84

Total noninterest income	$1,950	29.05%	$1,511

Noninterest Expenses

The main components of noninterest expense are salaries and employee benefits, occupancy expense, furniture and equipment expense, data processing expense, and other noninterest expense. Noninterest expenses totaled approximately $9,911 thousand in 2004 compared to $7,094 thousand in 2003.

Total salaries and benefits increased $1,514 thousand or 39.37% to $5,360 thousand in 2004 from $3,846 thousand in 2003. The increase in salaries and employee benefits during 2004 resulted primarily from an increase in the number of employees due to the Company’s growth and expansion in Florida, in addition to merit increases and incentive payments for existing personnel. At December 31, 2004, the Company had 131 full-time equivalent employees, compared to 89 at December 31, 2003. The increase in employees in 2004 resulted primarily from the acquisition of Bank Trust of Florida, in addition to the general growth of the Company.

Occupancy expense increased 56.94% in 2004 to $1,006 thousand while furniture and equipment expenses increased 67.93% in 2004 to $576 thousand. These increases were due to the opening of three permanent banking facilities in 2004 which had previously been housed in temporary facilities, one new branch opening, as well as additional branches acquired by the merger with Bank Trust of Florida.

Data Processing expenses increased 79.19% to $620 thousand in 2004 compared to $346 thousand in 2003. These expenses increased due to the general growth of the Company.

Advertising expenses increased 57.42% in 2004 to $244 thousand compared to $155 thousand in 2003. The increase in 2004 reflects the Company’s expansion and committed desire to attract new relationships into their banks.

All other operating expenses increased 19.40% in 2004 to $2,105 thousand, as compared to $1,763 thousand in 2003. These increases during 2004 reflect the higher cost associated with the Company’s significant growth, including Vision Alabama’s branch expansion in Elberta, Alabama, as well as additional branches acquired through the acquisition of Bank Trust of Florida. In addition, Vision Alabama relocated its Foley branch and Vision Florida moved its main office in Panama City and its branch in Panama City Beach into its permanent facilities.

NONINTEREST EXPENSE

	Year Ended December 31,
(dollars in thousands)	2004	% change	2003
Salaries and Employee Benefits	$5,360	39.37%	$3,846
Occupancy Expense	1,006	56.94%	641
Furniture and Equipment Expense	576	67.93%	343
Data Processing	620	79.19%	346
Professional Fees	386	11.56%	346
Printing and Office Supplies	221	24.16%	178
Advertising Expense	244	57.42%	155
Director’s Fees	180	-9.09%	198
Telephone	180	27.66%	141
Travel and Entertainment	162	20.00%	135
Other	976	27.58%	765

	$9,911	39.71%	$7,094

Income Taxes

The Company incurred income tax expense of $618 thousand, or 34.20% effective tax rate, on pre-tax income (adjusted for noncontrolling interest) of $1,807 thousand for 2004, compared to a tax benefit of $204 thousand, or 44.84% effective tax rate, on pre-tax loss (adjusted for noncontrolling interest) of $455 thousand for 2003. The statutory federal rate was 34 % during 2004 and 2003. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning. A more detailed explanation of income tax expense is included in Note 19 to the Company’s Consolidated Financial Statements included elsewhere in this Report.

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

Subsequent Events

On February 1, 2005, Vision Bancshares relocated its corporate headquarters to 2200 Stanford Road, Florida, from Gulf Shores, Alabama.

ITEM 7 FINANCIAL STATEMENTS

See Table of Contents to Consolidated Financial Statements on Page F-1. Such Financial Statements are incorporated in this Item 7 by reference.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of Vision Bancshares have concluded, based on their evaluation as of the end of the period covered by this Form 10-KSB, that Vision Bancshares’ disclosure controls and procedures are effective to ensure that information required to be disclosed by Vision Bancshares in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange commission, and include controls and procedures designed to ensure that information required to be disclosed by Vision Bancshares in such reports is accumulated and communicated to Vision Bancshares management, including Vision Bancshares’ Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 8B OTHER INFORMATION

None.

PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and executive officers, board committees, codes of ethics, and compliance with Section 16 of the Exchange Act will be included in our definitive Proxy Statement relating to the 2005 annual meeting of stockholders (the “2005 Proxy Statement”) under the sections thereof entitled “Election of Directors,” “Committees,” “Code of Ethics”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

ITEM 10 EXECUTIVE COMPENSATION

Information regarding executive compensation will be included in the 2005 Proxy Statement under the section entitled “Executive Compensation” and is incorporated herein by reference.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding beneficial ownership of our common stock will be included in the 2005 Proxy Statement under the section entitled “Voting Securities and Principal Stockholders” and is incorporated herein by reference. Also see “Equity Compensation Plan Information” in Part II, Item 5 of this Report.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be included in the 2005 Proxy Statement under the section entitled “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 13 EXHIBITS

The following financial statements and supplementary data are filed as part of this Report:

(a) Exhibits and Description

Exhibit 3 - Articles and By-laws.

3.1	The Amended and Restated Articles of Incorporation of Vision Bancshares Inc., filed as Exhibit 3.1 to the Registration Statement on Form SB-2, Amendment No. 1 (File Number 333-88073) and incorporated herein by reference.

3.2	The Bylaws of Vision Bancshares, Inc., filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 (File Number 333-88073) and incorporated herein by reference.

Exhibit 4 - Instruments Defining the Rights of Holders, Including Indentures.

Sections 3.03 and 3.04 and Article VI of the Articles of Incorporation contained at Exhibit 3 hereof and incorporated herein by reference and Article II and Section 2 of Article III of the Bylaws contained at Exhibit 3.2 of the Registrant’s Registration Statement on Form SB-2 (File Number 333-88073) and incorporated herein by reference.

Exhibit 10 - Material Contracts.

*10.1 Vision Bancshares, Inc. Incentive Stock Compensation Plan filed as Exhibit 10.1 to the Form SB-2 Registration Statement (File Number 333-88073) filed on September 28, 1999, and incorporated herein by reference.

10.2 Vision Bancshares, Inc. Director Stock Plan as Exhibit 10.2 to the Form SB-2 Registration Statement (File Number 333-88073) filed on September 28, 1999, and incorporated herein by reference.

10.3 Vision Bancshares, Inc. Employee Stock Purchase Plan filed as Exhibit 10.3 to the Form SB-2 Registration Statement (File Number 333-88073) filed on September 28, 1999, and incorporated herein by reference.

10.4 Forms of Ground Lease and Facilities Lease Agreements (four agreements) with Gulf Shores Investment Group, LLC, included at Exhibit 10.5 of the Registrant’s Registration Statement on Form SB-2, Amendment No. 1 (File Number 333-88073) filed on November 16, 1999 and incorporated herein by reference.

*10.5 Form of Change of Control Agreement for Executive Officers filed as Exhibit 10.7 of the Registrant’s Registration Statement on Form SB-2 (File Number 333-81574) filed on January 29, 2002, and incorporated herein by reference.

10.6 Services Agreement, dated October 4, 2002, by and between Vision Bancshares Financial Group, Inc., Vision Bank, and Skipper Insurance Agencies, included as exhibit 10.1 of the Registrants Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

10.7 Lease Agreement, dated June 3, 2003 by and between Vision Bancshares, Inc. and Shoppes at Edgewater, included as exhibit 10.1 of the Registrants Form 10-QSB for the quarter ended September 30, 2003, and incorporated herein by reference.

*10.8 Form of Agreement pursuant to the Vision Bancshares, Inc. Incentive Stock Compensation Plan.

10.9 Form of Agreement pursuant to the Vision Bancshares, Inc. Director Stock Plan.

*10.10 Term Sheet regarding Executive Compensation Adjustment

10.11 Lease agreement, dated November 1, 2004 by and between Vision Bank and Elberta Holdings, LLC.

10.12 Lease agreement, dated December 6, 2004 by and between Vision Bancshares, Inc. and Sunset Promenade, LLC.

10.13 Lease agreement and addendum, dated February 1, 2005 by and between Vision Bank and Forest View Apartments, Inc.

10.14 Subordination, Non-disturbance and Attornment Agreement, dated February 1, 2005 by and between Vision Bank, Forest View Apartments Inc., and First Gulf Bank.

Exhibit 14 - Code of Ethics for Chief Executive Officer and Senior Financial Officers of Vision Bancshares, Inc., Vision Alabama and Vision Florida included as Exhibit 14 of the Registrants Form 10-KSB for the year ended December 31, 2004, and incorporated herein by reference.

Exhibit 21 - Subsidiaries of Vision Bancshares, Inc.

Exhibit 23 - Consent of Mauldin & Jenkins, LLC.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit 32.1 - Section 1350 Certification by the Chief Executive Officer.

Exhibit 32.2 - Section 1350 Certification by the Chief Financial Officer.

*	Identifies management contractor compensatory plan or arrangement

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES PAID TO REGISTERED PUBLIC ACCOUNTING FIRM.

Information regarding principal accountant fees and services will be included in the 2005 Proxy Statement under the section entitled “Registered Public Accounting Firm” and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vision Bancshares, Inc.

By:	/s/ J. Daniel Sizemore
J. Daniel Sizemore, Chairman, President
and Chief Executive Officer

Date:	March 24, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities indicated on March 24, 2005.

SIGNATURE	TITLE
Director
Warren Banach, M.D.

/s/ Gordon Barnhill, Jr.	Director
Gordon Barnhill, Jr.

/s/ R. J. Billingsley, Jr.	Director
R. J. Billingsley, Jr.

/s/ William E. Blackmon	Chief Financial Officer & Chief Accounting Officer
William E. Blackmon

Director
J. Donald Boggus, Jr.

/s/ Julian Brackin	Director
Julian Brackin

/s/ James D. Campbell	Director
James D. Campbell

Director
Joe C. Campbell

/s/ Joey W. Ginn	Director
Joey W. Ginn

/s/ Charles S. Isler III	Director
Charles S. Isler III

/s/ Robert S. McKean	Director
Robert S. McKean

/s/ William D. Moody	Director
William D. Moody

/s/ James Ray Owen, Jr.	Director
James Ray Owen, Jr.

/s/ Donald W. Peak	Director
Donald W. Peak

/s/ Rick A. Phillips	Director
Rick A. Phillips

/s/ Daniel W. Scarborough	Director
Daniel W. Scarborough

/s/ J. Daniel Sizemore	Chairman and Chief Executive Officer
J. Daniel Sizemore

Director
George W. Skipper, III

Director
Thomas Gray Skipper

/s/ J. Douglas Warren	Director
J. Douglas Warren

/s/ Patrick Willingham	Director
Patrick Willingham

/s/ Royce T. Winborne	Director
Royce T. Winborne

TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

AND

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Vision Bancshares, Inc.

Gulf Shores, Alabama

We have audited the consolidated statements of financial condition of Vision Bancshares, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period end December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vision Bancshares, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Albany, Georgia

March 14, 2005

MAULDIN & JENKINS, LLC

/s/ MAULDIN & JENKINS, LLC

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(dollars in thousands)	2004	2003
Assets
Cash and due from banks	$10,450	$5,078
Federal funds sold	7,799	10,125

Cash and cash equivalents	18,249	15,203

Investment securities available for sale	27,527	14,808

Loans held for sale	1,254	—

Loans	345,006	174,745
Less: Allowance for loan losses	(4,565)	(2,072)

Loans, net	340,441	172,673

Premises and equipment, net	12,172	5,685
Accrued interest receivable	1,414	806
Deferred tax benefit	1,480	749
Goodwill	3,436	125
Cash Value Life Insurance	2,683	—
Core deposit	563	—
Other assets	948	229

Total Assets	$410,167	$210,278

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$64,435	$24,268
Interest-bearing	285,636	155,192

Total Deposits	350,071	179,460

Advances from Federal Home Loan Bank	9,000	4,000
Other borrowings	7,700	4,609
Accrued interest payable	523	282
Other liabilities	1,504	494

Total Liabilities	368,798	188,845

Noncontrolling interest	573	286

Stockholders’ Equity

Common stock, $1.00 par value; 10,000,000 shares authorized; 3,024,004 and 1,888,516 shares issued and outstanding at December 31, 2004 and 2003, respectively	3,024	1,889
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	38,960	21,672
Retained earnings (deficit)	27	(1,162)
Accumulated other comprehensive income (loss)	(86)	5
Less stock owned by and stock receivables from related variable interest entities	(1,129)	(1,257)

Total Stockholders’ Equity	40,796	21,147

Total Liabilities and Stockholders’ Equity	$410,167	$210,278

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(dollars in thousands)	2004	2003
Interest income:
Interest and fees on loans	$15,825	$9,470
Interest and dividends on investment securities	812	361
Interest on federal funds sold	342	100

Total interest income	16,979	9,931

Interest expense:
Interest on deposits	4,887	3,269
Interest on borrowings	409	169

Total interest expense	5,296	3,438

Net interest income before provision for loan losses	11,683	6,493
Provision for loan losses	1,819	1,290

Net interest income after provision for loan losses	9,864	5,203

Noninterest income:
Service charges on deposits accounts	1,023	635
Gain (loss) on sale of securities	(6)	152
Secondary mortgage fees	465	640
Other noninterest income	468	84

Total noninterest income	1,950	1,511

Noninterest expense:
Salaries and benefits	5,360	3,846
Occupancy expense	1,006	641
Equipment expense	576	343
Data processing expense	620	346
Organization expense	—	64
Professional fees	386	346
Printing and office supplies	221	178
Advertising expense	244	155
Other noninterest expense	1,498	1,175

Total noninterest expense	9,911	7,094

Income (loss) before income taxes	1,903	(380)
Income tax expense(benefit)	618	(204)
Noncontrolling interest	96	75

Net income (loss)	$1,189	$(251)

Basic earnings (loss) per share	$0.43	$(0.13)
Diluted earnings (loss) per share	0.42	(0.13)

Average number of shares outstanding	2,738,049	1,878,168
Average number of shares outstanding, diluted	2,818,673	1,878,168

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2004	2003
Net income (loss)	$1,189	$(251)

Unrealized holding losses arising during period	(149)	(23)
Reclassification adjustments for (gains) losses on securities included in net income	6	(152)

Other comprehensive loss, before income taxes:	(143)	(175)

Income tax benefit related to other comprehensive loss	(52)	(65)

Unrealized losses on investment securities available for sale arising during the period, net of income taxes	(91)	(110)

Other comprehensive income (loss)	$1,098	$(361)

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stock Owned and Stock Receivables from Related VIEs	Total Stockholders’ Equity
(dollars in thousands)	Shares	Par Value
Balance-December 31, 2002	1,819,333	$1,819	$20,762	$(911)	$115	$(1,304)	$20,481

Issuance of common stock	69,183	69	910				979

Net loss				(251)			(251)

Cash received - stock owned by and stock receivables from related VIEs						47	47

Change in unrealized gains on securities available for sale					(110)		(110)

Balance-December 31, 2003	1,888,516	$1,889	$21,672	$(1,162)	$5	$(1,257)	$21,147

Issuance of common stock	1,135,488	1,135	17,288				18,424

Net income				1,189			1,189

Cash received - stock owned by and stock receivables from related VIEs						128	128

Change in unrealized gains on securities available for sale					(91)		(91)

Balance-December 31, 2004	3,024,004	$3,024	$38,960	$27	$(86)	$(1,129)	$40,796

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
(dollars in thousands)	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,189	$(251)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
Depreciation and amortization	754	552
Provision for loan losses	1,819	1,290
Net loss on sales of premises and equipment	27	22
Net gains (loss) on sales of investment securities	(6)	(152)
Deferred income tax benefit	(435)	(249)
Increase in loans originated and held for sale	(1,254)	—
Increase in accrued interest receivable	(440)	(201)
Increase in accrued interest payable	241	52
(Increase) decrease in other assets and bank owned life insurance	(673)	66
Increase in other liabilities	431	61

Net cash provided by (used in) operating activities	1,653	1,190

Cash flows from investing activities:
Proceeds from maturities/calls/paydown of investment securities available for sale	7,186	5,031
Proceeds from sales of investment securities	5,998	5,343
Purchases of investment securities available for sale	(20,354)	(13,227)
Cash disbursed in acquisition of branch office	(1,577)	—
Increase (decrease) in noncontrolling interest	287	(23)
Purchase of cash value life insurance	(2,600)	—
Net increase in loans outstanding	(136,253)	(66,476)
Proceeds from sales of foreclosed assets	—	606
Proceeds from sales of premises and equipment	12	19
Purchase of premises and equipment	(3,511)	(924)

Net cash used in investing activities	(150,812)	(69,651)

Cash flows from financing activities:
Net increase in demand, savings and time deposits	127,313	61,943
Net increase from borrowings	6,497	4,000
Payments on principal of capital lease obligation	(28)	—
Proceeds from the issuance of common stock	18,423	979

Net cash provided by financing activities	152,205	66,922

Net increase (decrease) in cash and cash equivalents	3,046	(1,539)

Cash and cash equivalents at beginning of period	15,203	16,742

Cash and cash equivalents at end of period	$18,249	$15,203

Supplemental cash flow information:
Cash paid during period for interest	$5,055	$3,679
Cash paid during period for income taxes	$480	$16

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Vision Bancshares, Inc. (the “Company” or “Vision Bancshares”) is an Alabama bank holding company headquartered in Gulf Shores, Alabama at December 31, 2004. On February 1, 2005, Vision Bancshares, Inc. relocated its corporate headquarters to Panama City, Florida. The Company’s principal subsidiaries are Vision Bank in Alabama (“Vision Alabama”) and Vision Bank in Florida (“Vision Florida”) (together, the “Banks”). Virtually all of the Company’s operations are conducted through the Banks. Vision Alabama is an Alabama state chartered bank that offers general retail and commercial banking services through five branch offices in Baldwin County, Alabama. Vision Florida is a Florida state chartered bank that offers general retail and commercial banking services through five branch offices in Bay and Gulf Counties, Florida.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company and its subsidiaries follow accounting principles and practices generally accepted in the United States of America. The following is a summary of the more significant accounting policies:

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Vision Florida and Vision Alabama, and Vision Alabama’s wholly owned subsidiary, Vision Bancshares Financial Group, Inc. The consolidated financial statements also include all Variable Interest Entities (“VIEs) for which the Company is the primary beneficiary. All material inter-company balances and transactions have been eliminated. Certain financial information for prior years has been reclassified to conform to the current year’s presentation.

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

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Banks to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans can change in the future. However, the amount of the change that is reasonably possible cannot be estimated.

Investment Securities and Other Earning Assets

Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity. For securities which have a call feature, amortization of premiums is recognized to the first call date.

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

Premises and Equipment

Land is carried at cost. Other premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line and double declining balance method based principally on the estimated useful lives of the assets ranging from three to forty years. Depreciation expense for leasehold interest in building recorded as a capital lease is included with depreciation expense on owned assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

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

Goodwill and Other Intangible Assets

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

Vision Alabama performed its annual test of impairment in the third quarter and determined that there was no impairment in the carrying value of goodwill. Goodwill amounting to $125 thousand has been allocated to the Vision Alabama operating unit. There has been no impairment of goodwill since the date of acquisition.

As a result of the acquisition of BankTrust of Florida and subsequent merger of Vision Bank, FSB, Goodwill amounting to $3,311 thousand and a core deposit intangible of $577 thousand was allocated to the Vision Florida’s operating unit. At December 31, 2004, the core deposit intangible was $563 thousand.

Intangible assets consist of core deposit premiums acquired in connection with the business combinations. The core deposit premium is initially recognized based on a valuation performed as of the consummation date. The core deposit premium is amortized over the average remaining life of the acquired customer deposits, or five to eight years. Amortization periods are reviewed annually in connection with the annual impairment testing of goodwill.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to net operating loss carryforwards and differences between the basis of the allowance for loan losses, intangibles, securities and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files a consolidated federal income tax return with its subsidiaries.

Earnings per Share

Basic earnings per common share are computed by dividing income available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares outstanding increased by the number of additional shares that would have been issued if potentially dilutive stock options had been exercised as determined using the treasury stock method. “Stock owned by and stock receivables from related variable interest” represents 81,375 shares of the Company’s common stock owned by a VIE or owned individually by the members of a VIE. Because the right to vote these shares and the entitlement to receive dividends is retained by the owners of such shares, no adjustment has been made to the average shares outstanding in calculating basis and diluted earnings per share.

Statements of Cash Flows

The Company considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

Cash and Due from Banks

The Banks maintain cash balances at several other financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100 thousand. At December 31, 2004, balances in excess of the amount insured were $6,398 thousand. At December 31, 2003, balances in excess of the amount insured were $3,106 thousand.

The Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $7,634 thousand and $2,127 thousand at December 31, 2004 and 2003, respectively.

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

STOCK-BASED COMPENSATION

	Years Ended December 31,
(dollars in thousands, except per share data)	2004	2003
Net income (loss) as reported	$1,189	$(251)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(251)	(226)

Proforma net loss	$938	$(477)

Earnings (loss) per share:
Basic - as reported	$0.43	$(0.13)
Basic - pro forma	$0.34	$(0.25)
Diluted - as reported	$0.42	$(0.13)
Diluted - pro forma	$0.33	$(0.25)

Mortgage Rate Premiums

Vision originates mortgage loans held for sale which are funded by the Banks with a prior commitment for the loan to be purchased in the secondary market. Vision also originates mortgage loans that are pre-approved and funded at closing by the secondary market purchaser. Because these loans are generally recorded as an asset of the Banks’ for less than ten business days, origination fees associated with these loans are recognized into income on a cash basis. The mortgage rate premiums received on secondary mortgage market loans are recognized into income when funds are received from the secondary market investor.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and interpretation of ARB No. 51” and, on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation. The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than SPEs and by nonpublic entities to all types of variable interest entities is required at various dates in 2004 and 2005. The Company has determined that the provisions of FIN 46 require consolidation of three variable interest entities. The Company has adopted the provisions under the revised interpretation and has revised each of the years presented in the Company’s consolidated financial statements.

The Company has determined that three variable interest entities should be included in its consolidated financial statements. Two of the variable interest entities are owned by directors of the Company and one variable interest entity is majority-owned by the directors of the Company. The variable interest entities own properties that are leased to the Banks. Following are condensed combined balance sheets of the three variable interest entities at December 31, 2004 and 2003.

	December 31,
(dollars in thousands)	2004	2003
Cash	$95	$8
Common stock	81	81
Receivables	1,222	1,222
Properties	5,181	3,594
Other assets	3	5

Total assets	$6,582	$4,910

Borrowings collateralized by the Company’s common stock	$1,129	$1,257
Other borrowings	4,848	3,352
Other liabilities	32	15

Total liabilities	6,009	4,624
Equity	573	286

Total liabilities and equity	$6,582	$4,910

Borrowings collateralized by the Company’s common stock have been included in the consolidated financial statements as a reduction of stockholders’ equity. The combined equity of the variable interest entities has been included in the consolidated financial statements as noncontrolling interest.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as the issuance of stock options in exchange for employee services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). A nonpublic entity, likewise, will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances. Specifically, if it is not possible to reasonably estimate the fair value of equity share options and similar instruments because it is not practicable to estimate the expected volatility of the entity’s share price, a nonpublic entity is required to measure its awards of equity share options and similar instruments based on a value calculated using the historical volatility of an appropriate industry sector index instead of the expected volatility of its share price. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). This Statement is effective for (a) public entities that do not file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after June 15, 2005; (b) public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005; and (c) nonpublic entities - as of the beginning of the first annual reporting period that begins after December 15, 2005. This Statement applies to all awards granted and vesting after the required effective date and to awards modified, repurchased, or cancelled after that date.

3. INVESTMENT SECURITIES

The amortized cost of securities available for sale and their approximate fair values are as follows:

INVESTMENT PORTFOLIO

(dollars in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2004
Federal agency securities	$6,523	$10	$(41)	$6,492
Mortgage-backed securities	20,108	19	(125)	20,002

Total debt securities	26,631	29	(166)	26,494

Common stock	1,033	—	—	1,033

Total equity securities	1,033	—	—	1,033

Total available for sale securities	$27,664	$29	$(166)	$27,527

December 31, 2003
Federal agency securities	$4,503	$29	$—	$4,532
Mortgage-backed securities	9,880	8	(29)	9,859

Total debt securities	14,383	37	(29)	14,391

Common stock	417	—	—	417

Total equity securities	417	—	—	417

Total available for sale securities	$14,800	$37	$(29)	$14,808

The amortized cost and estimated fair value of debt securities available for sale as of December 31, 2004 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

INVESTMENT PORTFOLIO MATURITY SCHEDULE

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$—	$—
After one year through five years	8,583	8,540
After five year through ten years	11,033	10,978
After ten years	7,015	6,976

Total investment in debt securities	$26,631	$26,494

Realized gains and losses are determined on the basis of specific identification. During 2003 and 2004, sales proceeds and gross realized gains and losses on securities classified as available for sale were:

GAINS AND LOSSES ON SECURITIES

	Years Ended December 31,
(dollars in thousands)	2004	2003
Sales proceeds	$5,998	$5,401

Gross realized losses	$(6)	$—

Gross realized gains	$—	$152

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2004.

2004

(dollars in thousands)

Description of securities	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Govt Agency	$4,441	$(41)	$—	$—	$4,441	$(41)
Mortgage-backed securities	16,285	(125)	—	—	16,285	(125)

Total temporarily impaired debt securities	$20,726	$(166)	$—	$—	$20,726	$(166)

2003 (dollars in thousands)

Description of securities	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$7,130	$(29)	$—	$—	$7,130	$(29)
Total temporarily impaired debt securities	$7,130	$(29)	$—	$—	$7,130	$(29)

All investment securities with an unrealized loss at December 31, 2004 have been in a continuous loss position for less than twelve months. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

Securities with a carrying value of $23,037 thousand were pledged at December 31, 2004 and securities with a carrying value of $13,804 thousand were pledged at December 31, 2003 to secure public deposits and for other purposes required or permitted by law.

4. LOANS

The composition of the Company’s loan portfolio follows:

LOANS OUTSTANDING BY TYPE

	December 31,
(dollars in thousands)	2004	2003
Loans
Commercial and financial	$49,201	$85,541
Agricultural	65	25
Consumer	10,384	9,506
Equity	13,093	5,611
Real estate - Construction	140,749	27,044
Real estate - Residential	72,339	24,719
Real estate - Commercial and other	59,371	21,719
Other loans	931	871

	346,133	175,036
Unearned income	(1,127)	(291)

	345,006	174,745
Allowance for loan losses	(4,565)	(2,072)

Loans, net	$340,441	$172,673

The Banks have entered into transactions with certain directors, executive officers, significant stockholders, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. An analysis of the changes in loans to related parties during 2004 follows:

EXTENSION OF CREDIT TO RELATED PARTIES

(dollars in thousands)	2004
Beginning balance	$13,400
Additions	12,587
Repayments	(8,559)

Ending balance	$17,428

5. ALLOWANCE FOR POSSIBLE LOAN LOSSES

A summary analysis of changes in the allowance for possible loan losses follows:

ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
(dollars in thousands)	2004	2003
Allowance for loan losses
Balances, beginning of year	$2,072	$1,390
Provision for losses	1,819	1,290
Loans charged off, net of recoveries	(162)	(608)
Acquired loan loss reserve	836	—

Balances, end of year	$4,565	$2,072

6. IMPAIRED LOANS, NONPERFORMING LOANS, FORECLOSED ASSETS AND OTHER REAL ESTATE OWNED

The following is a summary of information pertaining to impaired loans:

IMPAIRED LOANS

	Year Ended December 31,
(dollars in thousands)	2004	2003
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	1,523	43

Total impaired loans	$1,523	$43

Valuation allowance related to impaired loans	$650	$43
Average investment in impaired loans	1,613	53
Interest income recognized on impaired loans	—	1

Loans on nonaccrual status amounted to approximately $1,920 thousand and $458 thousand at December 31, 2004 and 2003, respectively. The substantial increase in nonaccrual loans during 2004 is primarily related to one commercial credit which is also considered as an impaired loan. Management is monitoring this credit on a continuing basis and believes the Company has adequately reserved to absorb any potential losses associated with this loan.

The carrying amount of other real estate owned at December 31, 2004 was $452 thousand. There was no other real estate owned at December 31, 2003.

The carrying amount of foreclosed assets at December 31, 2004 was $3 thousand and there were no foreclosed assets and repossessions at December 31, 2003.

7. PREMISES AND EQUIPMENT

A summary of premises and equipment:

PREMISES & EQUIPMENT

	December 31,
(dollars in thousands)	2004	2003
Leasehold improvements	$729	$440
Capitalized leases	1,750	—
Land	1,745	975
Buildings	6,138	2,341
Furniture, fixtures & equipment	4,590	1,906
Automobiles	167	33
Construction in progress	189	764

	15,308	6,459
Less: Accumulated depreciation	(3,136)	(774)

	$12,172	$5,685

Depreciation expense was $620 thousand and $409 thousand for the years ended December 31, 2004 and 2003, respectively.

At December 31, 2004, the Company had $501 thousand in binding commitments for capital expenditures. This includes $177 thousand to complete projects currently under construction and $112 thousand for Vision Florida’s Beckrich Road branch which opened during the first quarter of 2005.

8. INTANGIBLE ASSETS

Following is a summary of information related to acquired intangible assets:

	As of December 31, 2004		As of December 31, 2003
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core deposit premiums	$577	$14	$—	$—

The aggregate amortization expense for intangible assets was $14 thousand and $0 thousand for the years ended December 31, 2004 and 2003, respectively.

The estimated amortization expense for each of the next five years is as follows:

(dollars in thousands)
Years Ending December 31,
2005	$82
2006	82
2007	82
2008	82
2009	82
Thereafter	153

$563

Changes in the carrying amount of goodwill are as follows:

	As of December 31
(dollars in thousands)	2004	2003
Beginning balance	$125	$125
Goodwill acquired through purchase of subsidiary	3,311	—

Ending balance	$3,436	$125

9. DEPOSITS

Deposit account balances are summarized as follows:

DEPOSITS

	December 31,
(dollars in thousands)	2004	2003
Noninterest bearing	64,435	$24,268
Interest-bearing	65,674	41,106
Savings and money market deposits	77,157	32,394
Certificates of deposits less than $100,000	71,641	42,895
Certificates of deposits of $100,000 or more	67,164	36,797
Time deposit open accounts	4,000	2,000

	$350,071	$179,460

Certificates maturing in years ending December 31, as of December 31, 2004:

(in thousands)
2005	$70,531
2006	29,868
2007	26,724
2008	10,457
2009 and thereafter	5,225

$142,805

The Company had $4,286 thousand in brokered deposits at December 31, 2004. The Company did not have any brokered deposits at December 31, 2003.

At December 31, 2004 and 2003, overdraft demand deposits reclassified to loans totaled $196 thousand and $65 thousand, respectively.

10. OTHER BORROWINGS

Other borrowings consist of the following:

OTHER BORROWINGS

	December 31,
(dollars in thousands)	2004	2003
Federal Home Loan Bank - Atlanta, maturing in 2005 bearing interest indexed to three (3) month LIBOR, collateralized by Vision Bank-AL’s 1-4 family first mortgage loans. (The interest rate was 2.630% and 1.235% at December 31, 2004 and 2003, respectively)	$4,000	$4,000
Federal Home Loan Bank - Atlanta, maturing in 2009 (callable in 2006) bearing fixed rate interest of 2.85%, collateralized by Vision Bank-AL’s 1-4 family first mortgage loans.	5,000	—
Capitalized lease obligation, due in various installments through 2024 bearing interest at 7.940%, collateralized by leased assets	1,722

Borrowings of noncontrolling interests
Elberta Holdings LLC:
The Bankers Bank - Atlanta, Georgia Note collateralized by real estate; principal and interest due quarterly; rate is at prime, due March 3, 2009	448	—
Gulf Shores Investment Group LLC:
The Bankers Bank – Atlanta, Georgia Note collateralized by real estate; interest due monthly at prime less 0.5% and principal due monthly based on twenty year amortization with balloon payment due February 3, 2005	978	1,051
The Bankers Bank – Atlanta, Georgia Note collateralized by real estate; payments of $12,800 principal and interest due monthly; rate is at prime less 0.5%, due May 3, 2005	1,139	1,246
The Bankers Bank – Atlanta, Georgia Note collateralized by real estate; payments of $2,200 principal and interest due monthly; rate is at prime less 0.5%, due May 3, 2005	188	207
Nexity Bank – Atlanta, Georgia Note collateralized by 81,375 shares of Vision Bancshares Inc. common stock guaranteed by certain directors of the Company who are members of VIE; due $42,500 quarterly plus interest; rate is at prime less 0.5%; balloon payment due September 24, 2008	1,129	1,257
Bay County Investment Group LLC:
The Bankers Bank – Atlanta, Georgia Note collateralized by real estate; interest due monthly at prime less 0.5% and principal due monthly based on twenty year amortization with balloon payment due October 16, 2008	2,096	848

Total Borrowings	$16,700	$8,609

The advances from the Federal Home Loan Bank are secured by a blanket lien against Vision Alabama’s 1-4 family first mortgage loans. These loans totaled approximately $44,868 thousand and $16,168 thousand at December 31, 2004 and 2003, respectively. At December 31, 2004 Vision Alabama had an available unused line of credit with the Federal Home Loan Bank totaling $12,361 thousand.

The following table presents maturity information for the Company’s FHLB and other borrowings as of December 31, 2004.

(dollars in thousands)	FHLB Advances	Obligation for Capitalized Lease	VIE Borrowings	Total
Years Ending December 31,
2005	$4,000	$39	$2,613	$6,652
2006	—	43	278	321
2007	—	46	292	338
2008	—	50	2,434	2,484
2009	5,000	54	361	5,415
Thereafter	—	1,490	—	1,490

Total	$9,000	$1,722	$5,978	$16,700

The Company and subsidiaries also have available unused lines of credit with various financial institutions totaling $21,100 thousand at December 31, 2004. There were no advances outstanding under these lines at December 31, 2004 or 2003.

11. REGULATORY CAPITAL

The Company and its subsidiary Banks are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possible additional discretionary – actions by regulators that, if taken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, Vision Alabama, and Vision Florida must meet specific capital guidelines that involve quantitative measures of the Company’s and Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company, Vision Alabama, and Vision Florida to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks’ categories. Prompt corrective action provisions are not applicable to bank holding companies.

REGULATORY CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$41,448	11.01%	$30,127	8.00%	N/A	N/A
Vision Bank-AL	27,566	10.53	20,950	8.00	26,188	10.00
Vision Bank-FL	13,414	12.32	8,710	8.00	10,888	10.00

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	36,883	9.79	15,064	4.00	N/A	N/A
Vision Bank-AL	24,423	9.33	10,475	4.00	15,713	6.00
Vision Bank-FL	12,052	11.07	4,355	4.00	6,533	6.00

Tier 1 Leverage Capital (to Average Assets)
Consolidated	36,883	10.09	14,779	4.00	N/A	N/A
Vision Bank-AL	24,423	9.26	10,545	4.00	13,182	5.00
Vision Bank-FL	12,052	10.85	4,445	4.00	5,556	5.00

As of December 31, 2003
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$23,089	11.64%	$15,872	8.00%	N/A	N/A
Vision Bank-AL	16,606	10.21	13,016	8.00	16,270	10.00
Vision Bank-FL	5,865	18.53	2,532	8.00	3,165	10.00

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	21,016	10.59	7,936	4.00	N/A	N/A
Vision Bank-AL	14,860	9.13	6,508	4.00	9,762	6.00
Vision Bank-FL	5,539	17.50	1,266	4.00	1,899	6.00

Tier 1 Leverage Capital (to Average Assets)
Consolidated	21,016	10.65	7,895	4.00	N/A	N/A
Vision Bank-AL	14,860	8.99	6,611	4.00	8,263	5.00
Vision Bank-FL	5,539	15.95	1,419	4.00	1,773	5.00

12. EMPLOYEE BENEFIT PLANS

Vision sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code that covers substantially all full-time employees. This plan allows the employee to contribute a minimum of 1% to a maximum of 15% of their total compensation annually. The Banks provide a matching contribution to the Plan of 50% of the first 6% of the total annual compensation of the employee’s contribution, thus allowing contributions totaling 18% of the employees’ annual compensation. Tax law imposes limits on total annual participant savings. Participants are fully vested in their savings. Participants are vested in employer match contributions based on years of vesting service in which they worked at least 1,000 hours as shown below.

Years	Less than 2	2	3	4	5	6 or more
Vesting %	0%	20	40	60	80	100

The expense of the Company’s matching contributions was $106 thousand in 2004 and $62 thousand in 2003.

In 2004, the Company’s subsidiary Banks have entered into separate deferred compensation arrangements with certain executive officers. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the expected service period. Vision Alabama and Vision Florida have purchased life insurance policies which they intend to use to finance this liability. Cash surrender value of life insurance was approximately $2,683 thousand at December 31, 2004 is included in other assets. Accrued deferred compensation of $84 thousand at December 31, 2004 is included in other liabilities. Aggregate compensation expense under the plans was $84 thousand for 2004 and is included in salary and benefit expenses.

Vision Alabama has also entered into an arrangement with one of its executive officers whereby future salary increases are being deferred and earning interest at a rate indexed to the Wall Street Prime rate. This arrangement call for amounts to be payable once the executive reaches his sixtieth (60th) birthday or ceases to serve as an executive officer of the Bank, which ever occurs later. However, no payments under this arrangement will extend beyond the executive’s seventy-fifth (75th) birthday. Accrued deferred amounts of $41 thousand and $13 thousand at December 31, 2004 and 2003, respectively are included in other liabilities. Compensation expense under this arrangement was $28 thousand and $13 thousand for 2004 and 2003, respectively and is included in salary and benefit expenses.

13. STOCK PLANS

The Company has adopted an Incentive Stock Compensation (“Plan”) to provide an incentive to certain officers and key management employees of the Company and its subsidiaries. Options granted under the Plan must be at a price not less than the fair market value of the shares at the date of grant.

As of December 31, 2004, the Company had reserved 225,000 shares for issuance under the Plan. All options expire no more than ten years from the date of grant, or 90 days after an employee’s termination. At December 31, 2004, approximately 27,000 shares remained available for the granting of options under the Plan.

The Plan’s Administration Committee determines vesting periods. All options currently issued under the Plan have vesting requirements. The option recipients are required to remain in the employment of the Company for three years to fully vest in the options granted. Of the 198,000 options granted under the Plan, 116,008 options were vested at December 31, 2004. In the event of a change in control, options issued under this plan, become 100 percent vested.

The Company has adopted a Director Stock Plan (“Director’s Plan”) whereby directors of the Company and its subsidiaries may be granted non-qualified stock options and receive common stock in lieu of cash directors’ fees. As of December 31, 2004, the Company had reserved 225,000 shares for issuance under the Director’s Plan. The Director’s Plan Administration Committee determines vesting periods. All options issued under the Director’s Plan were 100 percent vested at the date of grant. All options expire no more than ten years from the date of grant. At December 31, 2004, approximately 49,000 shares remained available for the granting of options under the Director’s Plan. This plan also provides for each director to receive restricted stock, pursuant to a written election, in lieu of part or such director’s entire director fee. The number of shares of restricted stock granted to a director pursuant to such election shall be equal to the dollar amount of director’s fees which the director has elected not to receive, divided by seventy-five percent (75%) of the fair market value of the common stock as of each applicable payment date. As of December 31, 2004, no shares have been issued pursuant to this provision.

Following is a summary of the transactions in the Plan and the Director’s Plan:

STOCK PLANS

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2002	187,500	$11.80

Granted, year ended December 31, 2003	125,000	15.06
Exercised and expired, year ended December 31, 2003	—	—

Balance, December 31, 2003	312,500	13.10

Granted, year ended December 31, 2004	66,000	18.00
Exercised and expired, year ended December 31, 2004	(4,500)	(15.00)

Balance, December 31, 2004	374,000	$13.95

At December 31, 2004, the total shares outstanding and exercisable under the Plan and the Director’s Plan were as follows:

SHARES OUTSTANDING

	Number Outstanding	Average Remaining Life (In Years)	Options Exercisable
Options with exercise price of $10.00	120,000	5.7	120,000
Options with exercise price of $15.00	178,000	7.7	123,675
Options with exercise price of $15.75	10,000	8.6	3,333
Options with exercise price of $18.00	66,000	9.1	45,000

Total outstanding, December 31,2003	374,000	7.3	292,008

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004: dividend yield of 2.00%; expected volatility of 20%, risk-free interest rate of 4.12%, and expected lives of ten years. The weighted-average assumptions used for grants in 2003: dividend yield of 2.00%; expected volatility of 20%, risk-free interest rates of 4.48%, and expected lives of ten years. The weighted average fair value of options granted during 2004 and 2003 was $4.84 and $4.01, respectively.

The Company has adopted an Employee Stock Purchase Plan that provides active full-time employees with a convenient way to become shareholders of the Company. Employees have the opportunity to subscribe to purchase shares of a series of offerings occurring at six-month intervals. As of December 31, 2004, there were 15,000 shares authorized for issuance under this Plan from authorized but unissued shares. As of December 31, 2004, 7,720 shares were issued under the plan. The total subscription liability under the plan for all covered employees totaled 3,100 shares as of December 31, 2004. Approximately 4,180 shares remained available for subscription under this Plan.

14. OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

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

UNFUNDED COMMITMENTS

	December 31,
(dollars in thousands)	2004	2003
Commitments to extend credit	$53,017	$19,996
Unused lines of credit	10,217	5,177
Financial standby letters of credit	26,544	13,762

	$89,778	$38,935

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

At December 31, 2004 and 2003, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credits represented approximately 65% of total capital. The Company has not been required to perform on any financial standby letter of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2004 and 2003.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Off-Balance-Sheet Instruments: The carrying amount of commitments of to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance-sheet financial instruments is based on fees charged to enter into such agreements. These fees are not considered material.

The carrying amount and estimated fair values of the Company’s financial instruments are as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31,
(dollars in thousands)	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$18,249	$18,249	$15,203	$15,203
Securities available-for-sale	27,527	27,527	14,808	14,808
Loans held for sale	1,254	1,247	—	—
Loans, net	340,441	340,322	172,673	172,855
Accrued interest receivable	1,414	1,414	806	806

TOTAL	$388,885	$388,759	$203,490	$203,672

Financial liabilities
Deposits	$350,071	$351,326	$179,460	$181,047
Federal funds purchased	—	—	—	—
Other borrowings	16,700	16,674	8,609	8,609
Accrued interest payable	523	523	282	282

TOTAL	$367,294	$368,523	$188,351	$189,938

16. RELATED PARTY TRANSACTIONS

The Company and its subsidiary, Vision Bank, lease premises from Gulf Shores Investment Group, LLC, an Alabama limited liability company. Gulf Shores Investment Group, LLC consists of the directors of Vision Bancshares, Inc. Amounts paid under these leases and agreements approximated $312 thousand and $312 thousand in 2004 and 2003, respectively.

In November 2004, Vision Alabama entered into a lease agreement, as the tenant, with Elberta Holdings, LLC, an Alabama limited liability company. J. Daniel Sizemore and James R. Owen, Jr. (directors of Vision Bancshares, Inc.) are members of Elberta Holdings, LLC. The term of the lease is for ten years with an option to renew the lease for two additional terms of five years each. The monthly rent on this lease is in the amount of $5,418 per month. Payments to Elberta Holdings, LLC for this lease totaled approximately $11 thousand in 2004. In addition, Vision Alabama agreed to pay insurance on the property and the buildings and all real estate taxes.

In August 2004, Vision Florida entered into a lease agreement, as the tenant, with Bay County Investment Group, LLC, a Florida limited liability company. Bay County Investment Group, LLC consists of 22 directors of Vision Bancshares, Inc and/or Vision Florida. The term of this lease is for ten years with an option to renew the lease for three additional terms of three years each. The monthly rent on this lease is in the amount of $18,858 per month. Payments to Bay County Investment Group, LLC for this lease totaled approximately $94 thousand in 2004. In addition, Vision Florida agreed to pay all insurance on the property and building, and all real estate taxes.

The Skipper Insurance Agency, of which George W. Skipper, III (a director and principal shareholder of Vision Bancshares, Inc.) is an owner, provides insurance coverage, including but not limited to fire and extended coverage, general liability, fidelity bond and directors and officers liability insurance for the Company and its subsidiaries. The Company paid gross premiums of approximately $226 thousand in 2004 compared to $175 thousand in 2003.

In the opinion of the Company, the cost for the above services is at least as favorable as those that could have been obtained from an unaffiliated party.

Vision Bancshares Financial Group, Inc. (“Financial Group”), a wholly owned subsidiary of Vision Alabama, was incorporated in 2002 to conduct permissible insurance and securities networking activities. The Financial Group is licensed with the Alabama Department of Insurance as a producer. In October 2002, the Financial Group entered into a Services Agreement with Skipper Insurance Agencies (“Skipper Insurance”) whereby Skipper Insurance would market and sell insurance products through the Financial Group to customers of Vision Alabama. One or more employees of Skipper Insurance serve as dual employees of the Financial Group. Pursuant to the Services Agreement, Skipper Insurance pays the Financial Group fifty percent (50%) of all dual employees’ agent commissions under the New York Standard Contract attributable to the sale of insurance products and twenty percent (20%) of Skipper Insurance’s commissions attributable to the sale of property and casualty insurance products. During 2004 and 2003, the Financial Group received approximately $29 thousand and $37 thousand, respectively, in commissions from Skipper Insurance. In the opinion of the Company, the agreement for services is at least as favorable as those that could have been obtained from an unaffiliated party

17. LEASES

The Company and its subsidiaries have entered into certain noncancellable operating and capitalized leases for premises and equipment used in connection with its operations. The majority of these noncancellable lease agreements contain renewal options for varying periods at the same or renegotiated rentals. Future minimum lease payments under all noncancellable operating and capitalized leases with initial or remaining terms (exclusive of renewal options) of one year or more at December 31, 2004 were as follows:

FUTURE MINIMUM LEASE PAYMENTS

(dollars in thousands)	Operating	Capitalized
Years Ending December 31,
2005	$1,005	$175
2006	995	175
2007	992	175
2008	959	175
2009	944	175
Thereafter	4,333	2,497

Total minimum lease payments	$9,228	$3,372

Less amount representing interest		(1,650)
Present value of minimum lease payments		$1,722

Rental expense totaled $797 thousand and $433 thousand for the years ended December 31, 2004 and 2003, respectively.

18. EARNINGS PER COMMON SHARE

The components used to calculate basic and diluted earnings per share are as follows:

EARNINGS PER COMMON SHARE

	Years Ended December 31,
(dollars in thousands, except per share data)	2004	2003
Earnings per common share computation:
Numerator:
Net Income (loss)	$1,189	$(251)
Denominator:
Average common shares outstanding	2,738,049	1,878,168
Earnings (loss) per common share	$0.43	$(0.13)
Diluted earnings per common share computation:
Numerator:
Net Income (loss)	$1,189	$(251)
Denominator:
Average common shares outstanding	2,738,049	1,878,168
Dilutive shares contingently issuable**	80,624	—

Average diluted common shares outstanding	2,818,673	1,878,168
Diluted earnings (loss) per common share**	$0.42	$(0.13)

**	For the 2003 fiscal years, potentially dilutive common shares of 38,523 were not included in computing diluted earnings per share because their effect would have been antidilutive.

19. INCOME TAXES

The consolidated provision for income taxes for the years ended December 31, 2004 and 2003 consists of the following:

PROVISION FOR INCOME TAXES

	Years Ended December 31,
(dollars in thousands)	2004	2003
Income Tax Expense:
Current Tax Expense	$1,053	$44
Deferred Tax (Benefit)	(435)	(248)

	$618	$(204)

The difference between actual income tax expense and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes are as follows:

	Years Ended December 31,
(dollars in thousands)	2004	2003
Federal statutory income tax at 34%	$615	$(155)
State income taxes, net of federal tax benefit	38	(58)
Corporate owned life insurance	(26)	1
Disallowed meals and entertainment	7	8
Non-deductible intangibles	5	—
Other	(21)	—

	$618	$(204)

The significant temporary differences that created deferred tax assets and liabilities at December 31 are as follows:

DEFERRED TAX ASSETS AND LIABILITIES

	Years Ended December 31,
(dollars in thousands)	2004	2003
Deferred tax assets:
Allowance for possible loan losses	$1,188	$530
Capitalized loan fees	421	—
Net operating loss carryforward	128	252
Deferred compensation	46	—
Alternative minimum tax credit carryforward	—	13
Charitable contribution carryforward	—	14
Unamortized intangible assets	135	205
Unrealized loss on securities available for sale	50	—
Other	17	—

Total deferred tax assets	1,985	1,014

Deferred tax liabilities:
Fixed assets	$494	$262
Goodwill	11	—
Unrealized gain on securities available for sale	—	3
Other	—	—

Total deferred tax liability	505	265

Net deferred tax asset	$1,480	$749

Management believes it is more likely than not the Company will generate taxable income sufficient to realize the deferred tax benefit. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to income tax expense.

The Company had available at December 31, 2004, $3,030 thousand of unused state operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2010 to 2024.

20. OTHER NONINTEREST REVENUES AND OTHER NONINTEREST EXPENSES

The components of other noninterest revenues and other noninterest expense in excess of 1% of total revenue as follows:

	Years Ended December 31,
(dollars in thousands)	2004	2003
Other noninterest revenues
Other	$468	$84

	$468	$84

Other noninterest expenses
Director’s Fees	$180	$198
Telephone	180	141
Travel and Entertainment	162	135
Other	976	701

	$1,498	$1,175

21. BUSINESS COMBINATIONS

On October 15, 2004, Vision acquired all the issued and outstanding common shares of BankTrust of Florida (formerly Wewahitchka State Bank) in Wewahitchka, Florida. The acquisition was accounted for using the purchase method of accounting and accordingly, the results from BankTrust of Florida’s operations have been included in the consolidated financial statements beginning October 16, 2004.

The aggregate purchase price was $7,500 thousand consisting of all cash.

Of the $3,888 thousand of acquired intangible assets $3,311 thousand has initially been allocated to goodwill. The goodwill will not be deductible for tax purposes. The identifiable intangible asset consists of the core deposit premium, which has an estimated fair value of $577 thousand and a weighted average useful life of seven years.

Vision has not completed the purchase price allocation relating to the acquisition. The estimated purchase price allocation has been determined as shown in the table below:

BANKTRUST OF FLORIDA

(formerly Wewahichka State Bank)

(dollars in thousands)	October 15, 2004
Cash and due from banks	$2,124
Investments	5,781
Federal funds sold	3,800
Loans, net	33,334
Premises and equipment	1,884
Intangible asset	577
Goodwill	3,311
Other assets	565

Total asset acquired	$51,376

Deposits	$43,298
Other liabilities	578

Total liabilities assumed	$43,876

Net assets acquired	$7,500

Unaudited proforma consolidated results of operations for the years ended December 31, 2004 and 2003 as though the acquisition had been acquired as of January 1, 2003 follows:

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2004	2003
Net interest income	$13,194	$8,278
Net income	$1,709	$152
Basic earnings per share	$0.62	$0.08
Diluted earnings per share	$0.61	$0.08

The above amounts reflect adjustments for amortization of acquired intangible assets, additional depreciation and amortization of revalued purchased assets.

22. CONDENSED PARENT COMPANY INFORMATION

STATEMENTS OF FINANCIAL CONDITION

	December 31,
(dollars in thousands)	2004	2003
Assets
Cash and due from banks	$1,387	$978
Investment in subsidiaries	40,389	21,267
Deferred tax assets	149	162
Other assets	8	5

Total assets	$41,933	$22,412

Liabilities and stockholders equity
Accounts payable	$—	$—
Notes payable, stock owned and stock receivables from related VIEs	1,129	1,257
Other liabilities	8	8

Total liabilities	1,137	1,265

Stockholder’s equity
Common Stock, $1.00 par value; 10,000,000 authorized; 3,024,004 and 1,888,516 shares issued and outstanding at December 31, 2004 and 2003, respectively	3,024	1,889
Preferred stock $1.00 par value; 1,000,000 authorized; -0- shares issued and outstanding	—	—
Additional paid in capital	38,960	21,672
Retained earnings (deficit)	27	(1,162)
Accumulated other comprehensive income (loss)	(86)	5
Less stock owned owned by and stock receivables from related VIEs	(1,129)	(1,257)

Total stockholder’s equity	40,796	21,147

Total liabilities and stockholder’s equity	$41,933	$22,412

STATEMENTS OF OPERATIONS

	Years Ended December 31,
(dollars in thousands)	2004	2003
Income
Interest income	$138	$46

Expenses
Salaries and employee benefits	186	73
Occupancy expense	47	28
Legal fee expense	34	2
Accounting and professional fees	64	54
Organizational expense	—	(499)
Miscellaneous expense	159	170

Total expenses	490	(172)

Income (loss) before income taxes (benefits) and equity in undistributed earnings of subsidiaries	(352)	218
Income tax expense (benefit)	(129)	81

Income (loss) before equity in undistributed earnings (loss) of subsidiaries	(223)	137
Equity in undistributed earnings (loss) of subsidiaries	1,412	(388)

Net income (loss)	$1,189	$(251)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$1,189	$(251)
Adjustments to reconcile net income to net cash provided by operations
Deferred income tax expense (benefit)	(129)	81
Equity in undistributed earnings (loss) of subsidiaries	(1,412)	388
Net change in:
Other assets	138	56
Other liabilities	—	(169)

Net cash provided by (used in) operating activities	(214)	105

Cash Flows From Investing Activities:
Investment in subsidiaries	(10,300)	(9,750)
Cash paid in acquisition	(7,500)	—
Proceeds from sale of premises and equipment	—	234

Net cash used in investing activities	(17,800)	(9,516)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	18,423	979

Net cash provided by financing activities	18,423	979

Net increase/(decrease) in cash and cash equivalents	409	(8,432)

Cash and cash equivalents at beginning of period	978	9,410

Cash and cash equivalents at end of period	$1,387	$978

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.8	Form of Agreement pursuant to the Vision Bancshares, Inc. Incentive Stock Compensation Plan.

10.9	Form of Agreement pursuant to the Vision Bancshares, Inc. Director Stock Plan.

10.10	Term Sheet regarding Executive Compensation Adjustment

10.11	Lease agreement, dated November 1, 2004 by and between Vision Bank and Elberta Holdings, LLC.

10.12	Lease agreement, dated December 6, 2004 by and between Vision Bancshares, Inc. and Sunset Promenade, LLC.

10.13	Lease agreement and addendum, dated February 1, 2005 by and between Vision Bank and Forest View Apartments, Inc.

10.14	Subordination, non-disturbance and attornment agreement, dated February 1, 2005 by and between Vision Bank, Forest View Apartments Inc. and First Gulf Bank

21	Subsidiaries of Vision Bancshares, Inc.

23	Consent of Mauldin & Jenkins, LLC.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer