Form 10QSB
period 2005-03-31
VISION BANCSHARES INC
filed 2005-05-12
CIK 1095861

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-88073

VISION BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Alabama	63-1230752
(State of Incorporation)	(IRS Employer Identification No.)

2200 Stanford Road

Panama City, Florida 32405

(Address of principal executive offices)

(251) 967-4212

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

As of March 31, 2005, Vision Bancshares had 6,052,708 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

VISION BANCSHARES, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands)	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Cash and due from banks	$14,203	$10,450
Federal funds sold	45,014	7,799

Cash and cash equivalents	59,217	18,249

Investment securities available for sale	26,612	27,527

Loans held for sale	2,427	1,254

Loans	391,546	345,006
Less: Allowance for loan losses	(4,975)	(4,565)

Loans, net	386,571	340,441

Premises and equipment, net	12,763	12,172
Accrued interest receivable	1,646	1,414
Deferred tax benefit	1,924	1,480
Goodwill	3,473	3,436
Cash value life insurance	2,710	2,683
Core deposit	543	563
Other assets	917	948

Total Assets	$498,803	$410,167

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$75,909	$64,435
Interest-bearing	361,157	285,636

Total Deposits	437,066	350,071
Advances from Federal Home Loan Bank	9,000	9,000
Other borrowings	7,586	7,700
Accrued interest payable	595	523
Other liabilities	2,335	1,504

Total Liabilities	456,582	368,798

Noncontrolling interest	679	573

Stockholders’ Equity
Common stock, $1.00 par value; 10,000,000 shares authorized; 6,052,708 and 3,024,004 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	6,053	3,024
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	35,969	38,960
Retained earnings	944	27
Accumulated other comprehensive loss	(338)	(86)
Less stock owned by and stock receivables from related variable interest entities	(1,086)	(1,129)

Total Stockholders’ Equity	41,542	40,796

Total Liabilities and Stockholders’ Equity	$498,803	$410,167

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Interest income:
Interest and fees on loans	$6,495	$2,986
Interest and dividends on investment securities	270	148
Interest on federal funds sold	111	53

Total interest income	6,876	3,187

Interest expense:
Interest on deposits	1,861	1,046
Interest on borrowings	186	57

Total interest expense	2,047	1,103

Net interest income before provision for loan losses	4,829	2,084
Provision for loan losses	432	328

Net interest income after provision for loan losses	4,397	1,756

Noninterest income:
Service charges on deposits accounts	303	220
Loss on sale of securities	(7)	—
Secondary mortgage fees	102	126
Other noninterest income	144	192

Total noninterest income	542	538

Noninterest expense:
Salaries and benefits	1,839	1,187
Occupancy expense	332	174
Equipment expense	204	99
Data processing expense	208	119
Professional fees	147	72
Printing and office supplies	73	47
Advertising expense	68	45
Other noninterest expense	550	321

Total noninterest expense	3,421	2,064

Income before income taxes	1,518	230
Income tax expense	567	72
Noncontrolling interest	35	12

Net income	$916	$146

Basic earnings per share	$0.15	$0.04
Diluted earnings per share	0.14	0.04

Average number of shares outstanding	6,050,630	3,796,816
Average number of shares outstanding, diluted	6,349,374	3,926,103

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Net income	$916	$146

Unrealized holding gains (losses) arising during period	(399)	86
Reclassification adjustments for losses on securities included in net income	—	—

Other comprehensive income (loss), before income taxes:	(399)	86

Income tax expense (benefit) related to other comprehensive loss	(147)	33

Unrealized gains (losses) on investment securities available for sale arising during the period, net of income taxes	(252)	53

Other comprehensive income	$664	$199

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income	$916	$146
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	269	122
Provision for loan losses	432	328
Net loss on sales of premises and equipment	7	6
Deferred income tax expense (benefit)	(363)	9
Increase in loans originated and held for sale	(1,173)	(554)
Increase in accrued interest receivable	(232)	(48)
Increase in accrued interest payable	72	73
(Increase) decrease in other assets and bank owned life insurance	22	(188)
Increase in other liabilities	832	136

Net cash provided by operating activities	782	30

Cash flows from investing activities:
Proceeds from maturities/calls/paydown of investment securities available for sale	703	2,142
Purchases of investment securities available for sale	(218)	(5,561)
Increase in noncontrolling interest	106	76
Purchase of cash value life insurance	—	(2,600)
Net increase in loans outstanding	(46,562)	(23,238)
Proceeds from sales of premises and equipment	52	—
Purchase of premises and equipment	(857)	(963)

Net cash used in investing activities	(46,776)	(30,144)

Cash flows from financing activities:
Net increase in demand, savings and time deposits	86,995	59,095
Net increase (decrease) from other borrowings	(62)	671
Payments on principal of capital lease obligation	(9)	—
Proceeds from the issuance of common stock/stock options	38	15,071

Net cash provided by financing activities	86,962	74,837

Net increase in cash and cash equivalents	40,968	44,723

Cash and cash equivalents at beginning of period	18,249	15,203

Cash and cash equivalents at end of period	$59,217	$59,926

Supplemental cash flow information:
Cash paid during period for interest	$1,975	$1,030
Cash paid during period for income taxes	$345	$—

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

The consolidated financial statements include the accounts of Vision Bancshares, Inc. (“the Company”), Vision Bank, its wholly owned Alabama bank subsidiary, (“Vision Alabama”) and Vision Bank, its wholly owned Florida subsidiary, (“Vision Florida”; together with Vision Alabama the “Banks”). The consolidated financial statements also include Vision Alabama’s wholly owned subsidiary, Vision Bancshares Financial Group, Inc. and all Variable Interest Entities (“VIEs”) for which the Company is the primary beneficiary. All material inter-company balances and transactions have been eliminated.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB and the related amendments for the year ended December 31, 2004.

Accounting Changes

During the quarter ended March 31, 2005 there were no changes in the Company’s critical accounting policies as reflected in the last report.

Earnings per Share

On April 6, 2005, the Company’s Board of Directors approved a 2-for-1 stock split, to be issued in the form of a 1-for-1 stock dividend payable on April 25, 2005 to the shareholders of record on April 15, 2005. The stock split will increase the number of shares outstanding by 3,026,404. The earnings per common share for the three months ended March 31, 2005 and 2004 have been retroactively adjusted for this split as if it occurred on March 31, 2005.

The components used to calculate basic and diluted earnings per share are as follows:

EARNINGS PER COMMON SHARE

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2005	2004
Earnings per common share computation:
Numerator:
Net Income	$916	$146
Denominator:
Average common shares outstanding	6,050,630	3,796,816
Earnings per common share	$0.15	$0.04
Diluted earnings per common share computation:
Numerator:
Net Income	$916	$146
Denominator:
Average common shares outstanding	6,050,630	3,796,816
Dilutive shares contingently issuable	298,744	129,287

Average diluted common shares outstanding	6,349,374	3,926,103
Diluted earnings per common share	$0.14	$0.04

Stock Plans

At March 31, 2005, the Company had an Incentive Stock Compensation Plan and a Director Stock Plan, which are described more fully in Note 13 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

STOCK-BASED COMPENSATION

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2005	2004
Net income as reported	$916	$146
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(365)	(166)

Proforma net income (loss)	$551	$(20)

Earnings (loss) per share:
Basic - as reported	$0.15	$0.04
Basic - pro forma	$0.09	$(0.01)
Diluted - as reported	$0.14	$0.04
Diluted - pro forma	$0.09	$(0.01)

Item 2. Management’s Discussion and Analysis or Plan of Operation

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Vision Bancshares, Inc. (“the Company” or “Vision”) and its subsidiaries and on their results of operations during the first three months of 2005 and 2004. Virtually all of the Company’s operations are contained in its banking subsidiaries, Vision Bank in Alabama (“Vision Alabama”) and Vision Bank in Florida (“Vision Florida”). Vision Alabama is an Alabama state chartered bank that offers general retail and commercial banking services through six branch offices in Baldwin County, Alabama. Vision Florida is a Florida state chartered bank that offers general retail and commercial banking services through seven branch offices in Bay County and Gulf County, Florida. The consolidated financial statements also include all Variable Interest Entities (“VIEs”) for which the Company is the primary beneficiary.

This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-QSB, particularly the preceding consolidated financial statements, notes and selected financial data. This discussion and analysis should be read in conjunction with the Company’s 2004 Annual Report on Form 10-KSB.

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

OVERVIEW

The Company recorded consolidated net income after tax for the quarter ended March 31, 2005 of $916 thousand, a $770 thousand or 527.4% increase compared to last year’s first quarter net income of $146 thousand. This consolidated net income for the first quarter of 2005 consisted of net income of $900 thousand for Vision Alabama, net income of $87 thousand for Vision Florida and a net loss of $71 thousand for Vision Bancshares, Inc. (on a parent only basis). Consolidated basic and diluted net earnings per share was $0.15 and $0.14, respectively, for the three months ended March 31, 2005 compared to net earnings of $0.04 per share on both a basic and diluted basis for the three months ended March 31, 2004. Selected highlights from the first quarter’s results:

•	Vision’s net interest income, before the provision for loan losses, increased 131.7%, or $2,745 thousand, from the first quarter of 2004. This significant increase is attributable to the favorable impact of growth in the earning assets due to business development activities in Vision Florida and in Vision Alabama.

•	Noninterest income increased 0.7%, or $4 thousand, from the first quarter of 2004. Due to an increase in the number of deposit accounts, service charges on deposit accounts, increased 37.7%, or $83 thousand, and was the major contributor to the growth in noninterest income. This growth was offset by a decrease of $24 thousand, or 19.0%, in mortgage origination fees. In addition, the Company realized a one time gain on sale of loans of $159 thousand during the first quarter of 2004.

•	Noninterest expense increased 65.7%, or $1,357 thousand, from the first quarter of 2004. Salaries and benefits were up 54.9%, or $652 thousand, as a result of the acquisition of BankTrust of Florida and the general growth of the Company. Most other noninterest expense categories are above the levels for the first quarter of 2004. This is partly due to the following: the opening of three permanent facilities in the second and fourth quarters of 2004 (which had previously been housed in temporary facilities), the October 2004 acquisition of BankTrust of Florida, and the branch expansion activities of the Company. Vision Alabama opened the Elberta branch office in the fourth quarter of 2004 and Vision Florida opened the Beckrich and 30A branches in the first quarter of 2005.

FINANCIAL CONDITION

March 31, 2005 compared to December 31, 2004

Loans and allowance for loan losses

Loans comprised the largest single category of the Company’s earning assets at March 31, 2005. Loans, net of unearned income, were 84.6% of total earning assets at March 31, 2005 and 90.7% of total earning assets at December 31, 2004. Total loans, net of unearned income (excluding loans held for sale) were $391,546 thousand at March 31, 2005, representing an $46,540 thousand, or 13.5%, increase from the December 31, 2004 total loans of $345,006 thousand. Real estate loans increased $47,376 thousand, or 16.5%, to $334,247 thousand at March 31, 2005 from $286,871 thousand at December 31, 2004, while commercial loans increased $1,523 thousand, or 3.1%, to $50,725 thousand at March 31, 2005 from $49,202 thousand at December 31, 2004. Consumer and other loans decreased $826 thousand, or 7.3%, to $10,488 thousand at March 31, 2005 from $11,314 thousand at December 31, 2004. This growth in total loans outstanding during the first three months of 2005 resulted from continued loan demand in Vision Alabama and the growth of Vision Florida. The majority of the Company’s loan portfolio consists of commercial real estate loans. There have been no major trends or changes in the concentration mix of the portfolio categories from year end 2004.

The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. The allowance is based upon management’s estimated range of those losses. Actual losses for these loans may vary significantly from this estimate. The Company’s allowance for loan losses was $4,975 thousand and $4,565 thousand at March 31, 2005 and December 31, 2004, respectively. The ratio of the allowance for loan losses to total loans, net of unearned income, was 1.27% at March 31, 2005 and 1.32% at December 31, 2004. This increase at year end 2004 was not due to a quality issue within the portfolio. These changes in the allowance for loan losses were due to growth in the loan portfolio. The Company’s net charged-off loans (defined as charged-off loans less loan recoveries) were $23 thousand during the three months ended March 31, 2005 compared to $18 thousand for the same period of 2004. Management believes that the allowance for loan losses at March 31, 2005 is adequate to absorb known risk in the Company’s loan portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company’s loan portfolio or the need for additional provisions to the allowance for loan losses.

Asset Quality

At March 31, 2005, the Company had non-performing assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, other real estate and repossessions) totaling $2,043 thousand, compared to $2,375 thousand in non-performing assets at December 31, 2004. The Company had $317 thousand in other real estate owned at March 31, 2005 compared to $452 thousand at December 31, 2004. The carrying amount of foreclosed assets at March 31, 2005 and December 31, 2004 were $6 thousand and $3 thousand, respectively. Non-accrual loans decreased $200 thousand, or 10.4%, to $1,720 thousand at March 31, 2005 compared to $1,920 thousand at December 31, 2004. At March 31, 2005, the Company’s non-accrual loans consisted of $1,565 thousand in commercial loans, $106 thousand in real estate loans, and $49 thousand in loans to consumers. The ratio of the allowance for loan losses to total non-performing loans increased to 289.2% at March 31, 2005 from 237.8% at December 31, 2004. The ratio of non-performing loans to total loans, net of unearned income (excluding loans held for sale), was 0.4% and the ratio of non-performing assets to total assets was 0.4%. The Company had no restructured loans or non-accruing investment securities at March 31, 2005.

Investment Securities

Investment securities decreased approximately $915 thousand, or 3.3%, to $26,612 thousand at March 31, 2005 from $27,527 thousand at December 31, 2004. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain public deposits. At March 31, 2005, $22,839 thousand, or 85.8%, of the Company’s investment portfolio available for sale was pledged as collateral against government deposits. At March 31, 2005, the Company had other short-term investments in the form of federal funds sold of $45,014 thousand, primarily due to the general deposit growth of the Company.

Deposits

Deposits are the Company’s primary source of funds with which to support its earning assets. Total deposits were $437,066 thousand at March 31, 2005, an increase of approximately $86,995 thousand, or 24.9%, over total deposits of $350,071 thousand at year-end 2004. Non-interest bearing deposits increased $11,474 thousand, or 17.8%, from year-end 2004 to March 31, 2005, while interest-bearing deposits at March 31, 2005 increased $75,521 thousand, or 26.4%, from year-end 2004. Of the total growth in interest-bearing deposits, $18,285 thousand occurred in certificates of deposits. This represents 24.2% of the total growth in interest bearing deposits. Certificates of deposit, including other time deposits, of $100,000 or more increased $13,504 thousand, or 19.0%, to $84,667 thousand at March 31, 2005 from approximately $71,641 thousand at year-end 2004. Deposit pricing strategies implemented during 2005 and sustained demand for deposit products resulted in the increase in deposits experienced during the first three months of this year.

Borrowings and Capitalized Leases

Borrowings and capitalized leases consist of the following:

OTHER BORROWINGS

(dollars in thousands)	March 31, 2005	December 31, 2004
Federal Home Loan Bank - Atlanta, maturing in 2005 bearing interest indexed to three (3) month LIBOR, collateralized by Vision Bank-Alabama’s 1-4 family first mortgage loans. (The interest rate was 3.170% and 2.630% at March 31, 2005 and December 31, 2004, respectively)	$4,000	$4,000
Federal Home Loan Bank - Atlanta, maturing in 2009 (callable in 2006) bearing fixed rate interest of 2.85%, collateralized by Vision Bank-Alabama’s 1-4 family first mortgage loans.	5,000	5,000
Capitalized lease obligation, due in various installments through 2024 bearing interest at 7.940%, collateralized by leased assets	1,713	1,722

Borrowings of noncontrolling interests

Elberta Holdings LLC:
The Bankers Bank - Atlanta, Georgia Note collateralized by real estate; principal and interest due quarterly; rate is at prime, due March 3, 2009	475	448
Gulf Shores Investment Group LLC:
The Bankers Bank - Atlanta, Georgia Note collateralized by real estate; interest due monthly at prime less 0.5% and principal due monthly based on twenty year amortization with balloon payment due February 3, 2005	966	978
The Bankers Bank - Atlanta, Georgia Note collateralized by real estate; payments of $12,800 principal and interest due monthly; rate is at prime less 0.5%, due May 3, 2005	1,266	1,139
The Bankers Bank - Atlanta, Georgia Note collateralized by real estate; payments of $2,200 principal and interest due monthly; rate is at prime less 0.5%, due May 3, 2005	—	188
Nexity Bank - Atlanta, Georgia Note collateralized by 81,375 shares of Vision Bancshares Inc. common stock guaranteed by certain directors of the Company who are members of VIE; due $42,500 quarterly plus interest; rate is at prime less 0.5%; balloon payment due September 24, 2008	1,086	1,129
Bay County Investment Group LLC:
The Bankers Bank - Atlanta, Georgia Note collateralized by real estate; interest due monthly at prime less 0.5% and principal due monthly based on twenty year amortization with balloon payment due October 16, 2008	2,080	2,096

Total Borrowings	$16,586	$16,700

Stockholders’ Equity

At March 31, 2005, shareholder’s equity totaled $41,542 thousand compared to $40,796 thousand at the end of 2004. This was a growth of $746 thousand, or 1.8%, and approximately

$38 thousand was attributable to the issuance of additional common stock. In addition, the Company had net income of $916 thousand and a decrease of $252 thousand in accumulated other comprehensive income. Stock owned by and stock receivables from related VIEs decreased by $43 thousand due to pay downs on the debt secured by Company stock.

Liquidity

Proceeds from the sale of stock and dividends paid by Vision Alabama and Vision Florida are the primary sources of funds available to the Company for payment of operating expenses and dividends to its shareholders. The Board of Directors has not declared or paid a dividend since beginning operation in 2000. Vision Bancshares has not and will not likely generate any significant earnings on its own, and it will depend upon the payment of dividends by the Banks, if it is to pay dividends on its common stock. It is expected that for at least the next year of operation for the Banks, all earnings will be retained by the Banks for their future needs. State and federal banking laws restrict the payment of dividends by the Banks. The Company does not anticipate paying a cash dividend in the foreseeable future.

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Funds are also available through the purchase of federal funds from other commercial banks. As a member of FHLB of Atlanta Vision Alabama also has access to various credit programs to assist with liquidity needs. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable Company cash position.

Off-Balance Sheet Arrangements

To meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business. In the event of non-performance by the other party to the off-balance sheet financial instrument, the Company’s exposure to credit loss is the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at March 31, 2005 follows:

UNFUNDED COMMITMENTS

(dollars in thousands)	March 31, 2005
Commitments to extend credit	$61,833
Unused lines of credit	11,667
Financial standby letters of credit	27,000

$100,500

Capital Resources

The Company and its subsidiary Banks are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possible additional discretionary – actions by regulators that, if taken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, Vision Alabama and Vision Florida must meet specific capital guidelines that involve quantitative measures of the Company’s and Banks’ assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company, Vision Alabama and Vision Florida to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of March 31, 2005, the Banks were considered well capitalized at the Tier 1 Capital and Tier 1 Leverage Capital levels under the regulatory framework for prompt corrective action. Vision Florida is considered well capitalized at the Total Risk-Based Capital level and Vision Alabama is considered adequately capitalized at the Total Risk-Based Capital level at March 31, 2005 under the financial institutions regulatory framework. To be categorized as well capitalized, the Banks must maintain minimum Total Risk-Based, Tier 1 Capital and Tier 1 Leverage ratios as set forth in the following table. Prompt corrective action provisions are not applicable to bank holding companies.

REGULATORY CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$42,838	9.94%	$34,482	8.00%	N/A	N/A
Vision Alabama	28,761	9.66	23,815	8.00	29,769	10.00
Vision Florida	13,659	10.69	10,221	8.00	12,777	10.00

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	37,864	8.78	17,241	4.00	N/A	N/A
Vision Alabama	25,324	8.51	11,907	4.00	17,861	6.00
Vision Florida	12,122	9.49	5,111	4.00	7,666	6.00

Tier 1 Leverage Capital (to Average Assets)
Consolidated	37,864	8.41	18,019	4.00	N/A	N/A
Vision Alabama	25,324	8.47	11,960	4.00	14,951	5.00
Vision Florida	12,122	8.52	5,689	4.00	7,111	5.00

Stock Split

On April 6, 2005, the Company’s Board of Directors approved a 2-for-1 stock split, to be issued in the form of a 1-for-1 stock dividend payable on April 25, 2005 to the shareholders of record on April 15, 2005. The stock split will increase the number of shares outstanding by 3,026,404. The earnings per common share for the three months ended March 31, 2005 and 2004 have been retroactively adjusted for this split as if it occurred on March 31, 2005.

Comparison of Results of Operations for the Three Months Ended

March 31, 2005 and March 31, 2004

Net Interest Income

The industry has experienced a prolonged low interest rate environment where the Company practiced what it believes to be prudent management of its balance sheet in anticipation of rising interest rates. The Company emphasizes adjustable rate lending and the use of rate floors on its loans. In the current rate environment where the prime rate has increased from 5.25% at year end to 5.50% at March 31, 2005, management believes that these measures will result in long-term value for the Company.

Net interest income, the difference between the interest revenues on interest-earning assets and the cost of interest-bearing liabilities, is the largest component of the Company’s revenues. Net interest income, before the provision for loan losses, for the three months ended March 31, 2005 was $4,829 thousand compared to $2,084 thousand for the same period in 2004. The increase of $2,745 thousand, or 131.7%, in net interest income resulted principally from the Company’s growth in average interest-earning assets combined with an increase in the yield.

Interest income increased by $3,689 thousand or 115.8% to $6,876 thousand for the three months ended March 31, 2005 from $3,187 thousand for the three months ended March 31, 2004. Interest and fee income on loans increased $3,509 thousand or 117.5% partially due to an increase of 101.7% in the average loan portfolio balance to $374,954 thousand for the three months ended March 31, 2005 from $185,855 thousand for the comparable period in 2004. Interest income on investment securities and federal funds sold increased $180 thousand or 89.6%. This was due to an increase in the average volume of investment securities outstanding during the first three months of 2005 as compared to the same period of 2004.

Interest expense on deposit accounts increased $815 thousand or 77.9% to $1,861 thousand for the three months ended March 31, 2005 from $1,046 thousand for the three months ended March 31, 2004. This increase was due to the growth of $139,084 thousand, or 77.1%, in the average balance outstanding of interest bearing deposits. This was somewhat offset by a slight decrease in the rate paid on average interest-bearing deposits. Interest expense on borrowings was $186 thousand and $57 thousand for the three months ended March 31, 2005 and 2004, respectively. The increase was due to an increase in FHLB borrowings.

Provision for Loan Losses

The provision for loan losses is a charge to current earnings to maintain the allowance for loan losses at a level deemed appropriate by management. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. Substantial portions of the Company’s loans are secured by real estate along the Gulf Coast. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in property values within this area. The provisions for loan losses were approximately $432 thousand and $328 thousand during the three months ended

March 31, 2005 and 2004, respectively. This represented an increase of $104 thousand or 31.7%. Net charge-offs (charged-off loans less recoveries) were $23 thousand during the three months ended March 31, 2005 compared to $18 thousand for the same period of 2004.

Non-interest Income

Non-interest income for the three months ended March 31, 2005 was $542 thousand, compared to $538 thousand for the same period of 2004. This increase was primarily due to an increase of $83 thousand in service charges on deposit accounts caused by the growth in the number of new deposit accounts. Other non-interest income decreased mainly due to the Company recording a one-time gain of $159 thousand on the sale of loans during the first quarter of 2004.

Non-interest Expenses

Non-interest expenses for the three months ended March 31, 2005 were $3,421 thousand, reflecting a $1,357 thousand, or 65.7%, increase over $2,064 thousand for the same period of 2004. The increases were spread throughout all expense categories and were mainly a result of the acquisition of BankTrust of Florida in addition to the general growth and expansion activities of the Company during this period.

Salaries and employee benefits increased by $652 thousand, or 54.9%, for the three months ended March 31, 2005, as compared to the same period in the prior year. Salaries increased by $469 thousand, or 41.4%. The remaining increases were primarily in benefit expense and payroll taxes.

Occupancy and equipment related expenses increased by $263 thousand or 96.3%, for the three months ended March 31, 2005 compared to the same period in the prior year. The largest increase in this category was the increase in depreciation expense on furniture and fixtures due to the growth of the Company.

Other non-interest expenses increased by $442 thousand, or 73.2%, for the three months ended March 31, 2005, as compared to the same period in the prior year. The increase in other non-interest expenses is spread over the other non-interest categories, but primarily attributable to an increases in data processing and professional fees.

Income Taxes

The income tax expense for the three months ended March 31, 2005 was $567 thousand, or an effective rate of 38.2% (adjusted for noncontrolling interest), compared to tax expense of $72 thousand, or an effective rate of 33.0% (adjusted for noncontrolling interest), for the comparable 2004 period. The increase in income tax expense was due to the increase in net operating income before taxes. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.

Item 3. Controls and Procedures

As of the end of the period covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls procedures are functioning effectively to provide reasonable assurance that the Company is meeting its disclosure obligations.

Pursuant to an evaluation by the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, the Company has concluded that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005, that has materially affected or is reasonably likely to affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The	exhibits listed in the Exhibit Index on page 22 of this Form 10-QSB are filed herewith.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vision Bancshares, Inc.

By:	/s/ J. Daniel Sizemore
J. Daniel Sizemore, Chairman, Chief Executive Officer and President

Date: May 12, 2005

By:	/s/ William E. Blackmon
William E. Blackmon, Chief Financial Officer and Chief Accounting Officer

Date: May 12, 2005

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer