Form 10QSB
period 2005-06-30
VISION BANCSHARES INC
filed 2005-08-12
CIK 1095861

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Yes ☒    No ☐

As of June 30, 2005, Vision Bancshares had 6,055,474 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐    No ☒

VISION BANCSHARES, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands)	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and due from banks	$29,597	$10,450
Federal funds sold	38,073	7,799

Cash and cash equivalents	67,670	18,249
Investment securities available for sale	34,496	27,527
Loans held for sale	8,674	1,254
Loans	435,741	345,006
Less: Allowance for loan losses	(5,401)	(4,565)

Loans, net	430,340	340,441
Premises and equipment, net	12,965	12,172
Accrued interest receivable	2,008	1,414
Deferred tax benefit	2,157	1,480
Goodwill	3,407	3,436
Cash value life insurance	2,737	2,683
Core deposit	523	563
Other assets	845	948

Total Assets	$565,822	$410,167

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$95,664	$64,435
Interest-bearing	407,156	285,636

Total Deposits	502,820	350,071
Advances from Federal Home Loan Bank	9,000	9,000
Other borrowings	7,486	7,700
Accrued interest payable	680	523
Other liabilities	1,913	1,504

Total Liabilities	521,899	368,798
Noncontrolling interest	784	573
Stockholders’ Equity
Common stock, $1.00 par value; 10,000,000 shares authorized; 6,055,474 and 3,024,004 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	6,055	3,024
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	35,984	38,960
Retained earnings	2,339	27
Accumulated other comprehensive loss	(238)	(86)
Less stock owned by and stock receivables from related variable interest entities	(1,001)	(1,129)

Total Stockholders’ Equity	43,139	40,796

Total Liabilities and Stockholders’ Equity	$565,822	$410,167

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$8,089	$3,525	$14,584	$6,511
Interest and dividends on investment securities	349	187	619	335
Interest on federal funds sold	281	95	392	148

Total interest income	8,719	3,807	15,595	6,994

Interest expense:
Interest on deposits	2,532	1,141	4,393	2,187
Interest on borrowings	179	97	365	154

Total interest expense	2,711	1,238	4,758	2,341
Net interest income before provision for loan losses	6,008	2,569	10,837	4,653
Provision for loan losses	420	481	852	809

Net interest income after provision for loan losses	5,588	2,088	9,985	3,844

Noninterest income:
Service charges on deposits accounts	352	252	655	472
Secondary mortgage fees	187	131	289	257
Other noninterest income	191	114	328	306

Total noninterest income	730	497	1,272	1,035

Noninterest expense:
Salaries and benefits	2,309	1,222	4,148	2,409
Occupancy expense	379	230	711	404
Equipment expense	216	123	420	222
Data processing expense	248	142	456	261
Professional fees	216	123	363	195
Printing and office supplies	96	62	169	109
Advertising expense	72	61	140	106
Other noninterest expense	611	343	1,161	664

Total noninterest expense	4,147	2,306	7,568	4,370

Income before income taxes	2,171	279	3,689	509
Income tax expense	727	104	1,294	176
Noncontrolling interest	49	1	84	13

Net income	$1,395	$174	$2,311	$320

Basic earnings per share	$0.23	$0.03	$0.38	$0.07
Diluted earnings per share	0.22	0.03	0.36	0.06

Average number of shares outstanding	6,053,488	5,995,882	6,052,067	4,898,794
Average number of shares outstanding, diluted	6,405,537	6,137,230	6,367,332	5,024,512

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2005	2004	2005	2004
Net income	$1,395	$174	$2,311	$320
Unrealized holding gains (losses) arising during period	158	(582)	(241)	(495)
Reclassification adjustments for losses on securities included in net income	—	—	—	—

Other comprehensive income (loss), before income taxes:	158	(582)	(241)	(495)
Income tax expense (benefit) related to other comprehensive loss	58	(221)	(89)	(188)

Unrealized gains (losses) on investment securities available for sale arising during the period, net of income taxes	100	(361)	(152)	(307)

Other comprehensive income (loss)	$1,495	$(187)	$2,159	$13

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income	$2,311	$320
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	527	295
Provision for loan losses	852	809
Net loss on sales of premises and equipment	44	6
Deferred income tax benefit	(589)	(357)
Increase in loans originated and held for sale	(7,420)	(745)
Increase in accrued interest receivable	(594)	(146)
Increase in accrued interest payable	157	76
Increase in other assets and bank owned life insurance	(20)	(428)
Increase in other liabilities	410	207

Net cash provided (used) by operating activities	(4,322)	37
Cash flows from investing activities:
Proceeds from maturities/calls/paydown of investment securities available for sale	1,823	2,342
Purchases of investment securities available for sale	(9,061)	(10,561)
Increase in noncontrolling interest	211	110
Purchase of cash value life insurance	—	(2,600)
Net increase in loans outstanding	(90,751)	(61,498)
Proceeds from sales of foreclosed assets	242	—
Proceeds from sales of premises and equipment	52	—
Purchase of premises and equipment	(1,491)	(3,693)

Net cash used in investing activities	(98,975)	(75,900)
Cash flows from financing activities:
Net increase in demand, savings and time deposits	152,749	88,591
Net increase (decrease) from other borrowings	(67)	2,883
Payments on principal of capital lease obligation	(19)	(9)
Proceeds from the issuance of common stock/stock options	55	18,398

Net cash provided by financing activities	152,718	109,863

Net increase in cash and cash equivalents	49,421	34,000
Cash and cash equivalents at beginning of period	18,249	15,203

Cash and cash equivalents at end of period	$67,670	$49,203

Supplemental cash flow information:
Cash paid during period for interest	$4,601	$2,265
Cash paid during period for income taxes	$1,788	$8

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

The consolidated financial statements include the accounts of Vision Bancshares, Inc. (“the Company” or “Vision”), Vision Bank, its wholly owned Alabama bank subsidiary, (“Vision Alabama”) and Vision Bank, its wholly owned Florida subsidiary, (“Vision Florida”; together with Vision Alabama the “Banks”). The consolidated financial statements also include Vision Alabama’s wholly owned subsidiary, Vision Bancshares Financial Group, Inc. and all Variable Interest Entities (“VIEs”) for which the Company is the primary beneficiary. All material inter-company balances and transactions have been eliminated.

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB and the related amendments for the year ended December 31, 2004.

Accounting Changes

During the quarter ended June 30, 2005 there were no changes in the Company’s critical accounting policies as reflected in the last report.

Earnings per Share

On April 6, 2005, the Company’s Board of Directors approved a 2-for-1 stock split, to be issued in the form of a 1-for-1 stock dividend payable on April 25, 2005 to the shareholders of record on April 15, 2005. The stock split increased the number of shares outstanding by 3,026,404. All per share data have been revised to give effect to the transaction as if it had occurred at the beginning of the earliest period presented.

The components used to calculate basic and diluted earnings per share are as follows:

EARNINGS PER COMMON SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Earnings per common share computation:
Numerator:
Net Income	$1,395,000	$174,000	$2,311,000	$320,000
Denominator:
Average common shares outstanding	6,053,488	5,995,882	6,052,067	4,898,794
Earnings per common share	$0.23	$0.03	$0.38	$0.07
Diluted earnings per common share computation:
Numerator:
Net Income	$1,395,000	$174,000	$2,311,000	$320,000
Denominator:
Average common shares outstanding	6,053,488	5,995,882	6,052,067	4,898,794
Dilutive shares contingently issuable	352,049	141,348	315,265	125,718

Average diluted common shares outstanding	6,405,537	6,137,230	6,367,332	5,024,512
Diluted earnings per common share	$0.22	$0.03	$0.36	$0.06

Stock Plans

At June 30, 2005, the Company had an Incentive Stock Compensation Plan and a Director Stock Plan, which are described more fully in Note 13 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

STOCK-BASED COMPENSATION

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2005	2004	2005	2004
Net income as reported	$1,395	$174	$2,311	$320
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22)	(29)	(387)	(194)

Proforma net income (loss)	$1,373	$145	$1,924	$126

Earnings per share:
Basic - as reported	$0.23	$0.03	$0.38	$0.07
Basic - pro forma	$0.23	$0.02	$0.32	$0.03
Diluted - as reported	$0.22	$0.03	$0.36	$0.06
Diluted - pro forma	$0.21	$0.02	$0.30	$0.03

Related Party Transactions

Effective January 1, 2005, the Company’s Board of Directors approved to lease condominium unit located at 1020 Marina Club Village, Panama City, Florida from Mr. Sizemore, Chairman and Chief Executive Officer of the Company. This lease is for a term of one year at a rate of $2,000 per month. Unless terminated in writing prior to the expiration of the lease term, the lease shall automatically renew from year-to-year. The lessor is responsible for all taxes, insurance, utilities and maintenance of the property. The condominium is used by officers of the Company and its subsidiaries who are traveling on business from out of state. The Board feels that the terms of this arrangement are no less favorable than could be secured from an outside third party.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Vision Bancshares, Inc. and its subsidiaries and on their results of operations during the first six months of 2005 and 2004. Virtually all of the Company’s operations are contained in its banking subsidiaries, Vision Alabama and Vision Florida. Vision Alabama is an Alabama state chartered bank that offers general retail and commercial banking services through six branch offices in Baldwin County, Alabama. Vision Florida is a Florida state chartered bank that offers general retail and commercial banking services through seven branch offices in Bay County and Gulf County, Florida. The consolidated financial statements also include all VIEs for which the Company is the primary beneficiary.

This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-QSB, particularly the preceding consolidated financial statements, and notes. This discussion and analysis should be read in conjunction with the Company’s 2004 Annual Report on Form 10-KSB.

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

OVERVIEW

The Company recorded consolidated net income after tax for the quarter ended June 30, 2005 of $1,395 thousand, a $1,221 thousand or 701.7% increase compared to last year’s second quarter net income of $174 thousand. This consolidated net income for the second quarter of 2005 consisted of net income of $1,310 thousand for Vision Alabama, net income of $228 thousand for Vision Florida and a net loss of $143 thousand for Vision Bancshares, Inc. (on a parent only basis). Consolidated basic and diluted net earnings per share was $0.23 and $0.22, respectively, for the three months ended June 30, 2005 compared to net earnings of $0.03 per share on both a basic and diluted basis for the three months ended June 30, 2004. Year-to-date earnings in 2005 of $2,311 thousand were 622.2% higher than year-to-date earnings in 2004 of $320 thousand. Selected highlights from the second quarter’s results:

•	Vision’s net interest income, before the provision for loan losses, increased 133.9%, or $3,439 thousand, from the second quarter of 2004. This significant increase is attributable to the favorable impact of growth in the earning assets due to business development activities in Vision Florida and in Vision Alabama.

•	Noninterest income increased 46.9%, or $233 thousand, from the second quarter of 2004. Due to an increase in the number of deposit accounts, service charges on deposit accounts, increased 39.7%, or $100 thousand, and was the major contributor to the growth in noninterest income. Secondary mortgage fees increased 42.7%, or $56 thousand from the second quarter of 2004.

•	Noninterest expense increased 79.8%, or $1,841 thousand, from the second quarter of 2004. Salaries and benefits were up 89.0%, or $1,087 thousand, as a result of the acquisition of BankTrust of Florida and the general growth of the Company. Most other noninterest expense categories are above the levels for the second quarter of 2004. This is partly due to the following: the opening of three permanent facilities in the second and fourth quarters of 2004 (which had previously been housed in temporary facilities), the October 2004 acquisition of BankTrust of Florida, and the branch expansion activities of the Company. Vision Alabama opened the Elberta branch office in the fourth quarter of 2004 and Vision Florida opened the Beckrich and Santa Rosa Beach branches in the first quarter of 2005.

FINANCIAL CONDITION

June 30, 2005 compared to December 31, 2004

Loans and allowance for loan losses

Loans comprised the largest single category of the Company’s earning assets at June 30, 2005. Loans, net of unearned income, were 86.0% of total earning assets at June 30, 2005 and 90.7% of total earning assets at December 31, 2004. Total loans, net of unearned income (excluding loans held for sale) were $435,741 thousand at June 30, 2005, representing an $90,735 thousand, or 26.3%, increase from the December 31, 2004 total loans of $345,006 thousand. Real estate loans (net of unearned income) increased $86,361 thousand, or 30.4%, to $370,851 thousand at June 30, 2005 from $284,490 thousand at December 31, 2004, while commercial loans increased $4,464 thousand, or 9.1%, to $53,666 thousand at June 30, 2005 from $49,202 thousand at December 31, 2004. Consumer and other loans decreased $90 thousand, or 0.8%, to $11,224 thousand at June 30, 2005 from $11,314 thousand at December 31, 2004. This growth in total loans outstanding during the first six months of 2005 resulted from continued loan demand in Vision Alabama and the growth of Vision Florida. The majority of the Company’s loan portfolio consists of commercial real estate loans. There have been no major trends or changes in the concentration mix of the portfolio categories from year end 2004.

The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. The allowance is based upon management’s estimated range of those losses. Actual losses for these loans may vary significantly from this estimate. The Company’s allowance for loan losses was $5,401 thousand and $4,565 thousand at June 30, 2005 and December 31, 2004, respectively. The ratio of the allowance for loan losses to total loans, net of unearned income and excluding loans held for sale, was 1.24% at June 30, 2005 and 1.32% at December 31, 2004. This decrease in the allowance for loan losses, as a percentage of outstanding loans, was due to growth in the loan portfolio. The Company’s net charged-off loans (defined as charged-off loans less loan recoveries) were a moderate $16 thousand during the six months ended June 30, 2005 compared to $37 thousand for the same period of 2004. Based on the Banks’ loan loss adequacy calculation, management believes that the allowance for loan losses at June 30, 2005 is adequate to absorb known risk in the Company’s loan portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company’s loan portfolio or the need for additional provisions to the allowance for loan losses.

Asset Quality

The quality of the loan portfolio remains good. The Company has experienced a reduction in non-performing and internally classified loans since year end 2004. At June 30, 2005, the Company had non-performing assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, other real estate and repossessions) totaling $1,764 thousand, compared to $2,375 thousand in non-performing assets at December 31, 2004. The Company had $50 thousand in other real estate owned at June 30, 2005 compared to $452 thousand at December 31, 2004. The Company did not have any other repossessed assets at June 30, 2005. At December 31, 2004 other repossessed assets totaled $3 thousand. Non-accrual loans decreased $206 thousand, or 10.7%, to $1,714 thousand at June 30, 2005 compared to $1,920 thousand at December 31, 2004. At June 30, 2005, the Company’s non-accrual loans consisted of $1,470 thousand in commercial loans, $200 thousand in real estate loans, and $44 thousand in loans to consumers. The ratio of the allowance for loan losses to total non-performing loans increased to 315.1% at June 30, 2005 from 237.8% at December 31, 2004. The ratio of non-performing loans to total loans, net of unearned income (excluding loans held for sale), was 0.4% and the ratio of non-performing assets to total assets was 0.3%. The Company had no restructured loans or non-accruing investment securities at June 30, 2005.

Investment Securities

Investment securities increased approximately $6,969 thousand, or 25.3%, to $34,496 thousand at June 30, 2005 from $27,527 thousand at December 31, 2004. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain public deposits. At June 30, 2005, $30,967 thousand, or 89.8%, of the Company’s investment portfolio available for sale was pledged as collateral against government deposits. At June 30, 2005, the Company had other short-term investments in the form of federal funds sold of $38,073 thousand, primarily due to the general deposit growth of the Company.

Deposits

Deposits are the Company’s primary source of funds with which to support its earning assets. Total deposits were $502,820 thousand at June 30, 2005, an increase of approximately $152,749 thousand, or 43.6%, over total deposits of $350,071 thousand at year-end 2004. Non-interest bearing deposits increased $31,229 thousand, or 48.5%, from year-end 2004 to June 30, 2005, while interest-bearing deposits at June 30, 2005 increased $121,520 thousand, or 42.5%, from year-end 2004. Of the total growth in interest-bearing deposits, $26,144 thousand occurred in certificates of deposits. This represents 21.5% of the total growth in interest bearing deposits. Certificates of deposit, including other time deposits, of $100,000 or more increased $22,443 thousand, or 31.5%, to $93,606 thousand at June 30, 2005 from approximately $71,163 thousand at year-end 2004. New branch openings, deposit pricing strategies implemented during 2005 and sustained demand for deposit products resulted in the increase in deposits experienced during the first six months of this year.

Borrowings and Capitalized Leases

Borrowings and capitalized leases consist of the following:

OTHER BORROWINGS

(dollars in thousands)	June 30, 2005	December 31, 2004
Federal Home Loan Bank - Atlanta, maturing in 2005 bearing interest indexed to three (3) month LIBOR, collateralized by Vision Bank-Alabama’s 1-4 family first mortgage loans. (The interest rate was 3.170% and 2.630% at June 30, 2005 and December 31, 2004, respectively)	$4,000	$4,000
Federal Home Loan Bank - Atlanta, maturing in 2009 (callable in 2006) bearing fixed rate interest of 2.85%, collateralized by Vision Bank-Alabama’s 1-4 family first mortgage loans.	5,000	5,000
Capitalized lease obligation, due in various installments through 2024 bearing interest at 7.940%, collateralized by leased assets	1,703	1,722

Borrowings of noncontrolling interests
Elberta Holdings LLC:
The Bankers Bank - Atlanta, Georgia	472	448
Note collateralized by real estate; principal and interest due quarterly; rate is at prime, due March 3, 2009
Gulf Shores Investment Group LLC:
The Bankers Bank – Atlanta, Georgia	949	978
Note collateralized by real estate; interest due monthly at prime less 0.5% and principal due monthly based on sixteen year amortization with balloon payment due February 3, 2010
The Bankers Bank – Atlanta, Georgia	1,295	1,139
Note collateralized by real estate; payments of $12,800 principal and interest due monthly; rate is at prime less 0.5%, due May 3, 2005
The Bankers Bank – Atlanta, Georgia	—	188
Note collateralized by real estate; payments of $2,200 principal and interest due monthly; rate is at prime less 0.5%, due May 3, 2005
Nexity Bank – Atlanta, Georgia	1,001	1,129

Note collateralized by 81,375 shares of Vision Bancshares Inc. common stock guaranteed by certain directors of the Company who are members of VIE; due $42,500 quarterly plus interest; rate is at prime less 0.5%; balloon payment due September 24, 2008

Bay County Investment Group LLC:
The Bankers Bank – Atlanta, Georgia	2,066	2,096
Note collateralized by real estate; interest due monthly at prime less 0.5% and principal due monthly based on twenty year amortization with balloon payment due October 16, 2008

Total Borrowings	$16,486	$16,700

Stockholders’ Equity

At June 30, 2005, shareholder’s equity totaled $43,139 thousand compared to $40,796 thousand at the end of 2004. This was a growth of $2,343 thousand, or 5.7%, and approximately $55 thousand was attributable to the issuance of additional common stock under the Employee Stock Purchase Plan and the exercise of stock options. In addition, the Company had net income of 2,311 thousand and an increase of $152 thousand in accumulated other comprehensive loss. Stock owned by and stock receivables from related VIEs decreased by $128 thousand due to pay downs on the debt secured by Company stock.

Liquidity

Proceeds from the sale of stock and dividends paid by Vision Alabama and Vision Florida are the primary sources of funds available to the Company for payment of operating expenses and dividends to its shareholders. The Board of Directors has not declared or paid a dividend since beginning operation in 2000. Vision Bancshares has not and will not likely generate any significant earnings on its own, and it will depend upon the payment of dividends by the Banks, if it is to pay dividends on its common stock. It is expected that for at least the next year of operation for the Banks, most of the earnings will be retained by the Banks for their future needs. State and federal banking laws restrict the payment of dividends by the Banks. The Company does not anticipate paying a cash dividend to its shareholders in the foreseeable future.

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

Off-Balance Sheet Arrangements

To meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business. In the event of non-performance by the other party to the off-balance sheet financial instrument, the Company’s exposure to credit loss is the contractual amount of those instruments. A certain portion of these commitments are included in the Company’s calculation to determine the adequacy of its allowance for loan losses. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at June 30, 2005 follows:

UNFUNDED COMMITMENTS

(dollars in thousands)	June 30, 2005
Commitments to extend credit	$76,901
Unused lines of credit	13,064
Financial standby letters of credit	32,153

$122,118

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

Quantitative measures established by regulation to ensure capital adequacy require the Company, Vision Alabama and Vision Florida to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2005 and December 31, 2004, that the Company and Vision Alabama met all capital adequacy requirements to which they are subject. As a condition of the merger of the Company’s Florida thrift into Vision Florida in October 2004, the State of Florida’s Department of Financial Regulation requires that Vision Florida’s Tier 1 Leverage Capital ratio be a minimum of 8%. Vision Florida’s Tier 1 Leverage Capital ratio is below the 8% requirement.

As of June 30, 2005, the Banks were considered adequately capitalized. While the Banks met the well capitalized requirements at the Tier 1 Capital and Tier 1 Leverage Capital levels, the Banks were considered adequately capitalized at the Total Risk-Based Capital level under the financial institutions regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum Total Risk-Based, Tier 1 Capital and Tier 1 Leverage ratios as set forth in the following table. Prompt corrective action provisions are not applicable to bank holding companies.

REGULATORY CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005
Total Risk-Based Capital
(to Risk-Weighted Assets)
Consolidated	$44,847	9.20%	$38,987	8.00%	N/A	N/A
Vision Alabama	30,264	9.22	26,247	8.00	32,809	10.00
Vision Florida	14,706	9.58	12,286	8.00	15,358	10.00
Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	39,447	8.09	19,493	4.00	N/A	N/A
Vision Alabama	26,633	8.12	13,124	4.00	19,685	6.00
Vision Florida	12,936	8.42	6,143	4.00	9,215	6.00
Tier 1 Leverage Capital
(to Average Assets)
Consolidated	39,447	7.47	21,135	4.00	N/A	N/A
Vision Alabama	26,633	7.48	14,238	4.00	17,797	5.00
Vision Florida	12,936	7.48	6,920	4.00	8,648	5.00

Stock Split

On April 6, 2005, the Company’s Board of Directors approved a 2-for-1 stock split, to be issued in the form of a 1-for-1 stock dividend payable on April 25, 2005 to the shareholders of record on April 15, 2005. The stock split increased the number of shares outstanding by 3,026,404. All per share data have been revised to give effect to the transaction as if it had occurred at the beginning of the earliest period presented.

Comparison of Results of Operations for the Three and Six Months Ended

June 30, 2005 and June 30, 2004

Net Interest Income

The Company emphasizes adjustable rate lending and the use of rate floors on its loans. In the current rate environment where the prime rate has increased from 5.25% at year end to 6.25% at June 30, 2005, management believes that these measures will result in long-term value for the Company.

Net interest income, the difference between the interest income on interest-earning assets and the interest expense paid on interest-bearing liabilities, is the largest component of the Company’s revenues. Net interest income, before the provision for loan losses, was $6,008 thousand for the three months ended June 30, 2005, compared to $2,569 thousand for the same period in 2004, representing an increase of $3,439 thousand, or 133.9%. For the first six months of 2005 and 2004, net interest income was $10,837 thousand and $4,653 thousand, respectively, representing an increase of $6,184 thousand, or 132.9%. The most important factors behind the increase in net interest income between these periods were strong loan growth, higher market interest rates and active management of the pricing structure for both loans and deposits.

Interest income increased $4,912 thousand, or 129.0%, to $8,719 thousand for the three months ended June 30, 2005 from $3,807 thousand for the three months ended June 30, 2004. The average interest earning assets increased by $244,189 thousand, or 87.9%, to $521,853 thousand for the second quarter of 2005 from $277,664 thousand for the second quarter of 2004. This increase was paired by an increase of 122 basis points in the yield of those assets to 6.78% for the second quarter of 2005 from 5.56% for the second quarter of 2004, resulting in an increase in interest income. For the first six months of 2005 and 2004, interest income was $15,595 thousand and $6,994 thousand, respectively, representing an increase of $8,601 thousand, or 123.0%. Average interest earning assets increased $212,493 thousand, or 83.5%, from $254,623 thousand for the six months ended June 30, 2004 to $467,116 thousand for the six months ended June 30, 2005, while the average yield on those assets increased 123 basis points to 6.77% for the six months ended June 30, 2005 from 5.54% for the six months ended June 30, 2004.

Interest expense increased $1,473 thousand, or 119.0%, to $2,711 thousand for the three months ended June 30, 2005 from $1,238 thousand for the three months ended June 30, 2004. The average interest bearing liabilities increased $185,651 thousand, or 83.4%, to $408,143 thousand for the second quarter of 2005 from $222,492 thousand for the second quarter of 2004, this increase in the amount of interest bearing liabilities was paired with an increase of 43 basis points in the average rate paid on those liabilities to 2.69% for the second quarter of 2005 from 2.26% for the second quarter of 2004. For the first six months of 2005 and 2004, interest expense was $4,758 thousand and $2,341 thousand, respectively, representing an increase of $2,417 thousand, or 103.2%. Average interest bearing liabilities increased $167,408 thousand, or 84.3%, from $198,662 thousand for the six months ended June 30, 2004 to $366,070 thousand for the six months ended June 30, 2005, and the average rate paid on those liabilities increased 26 basis points from 2.38% for the six months ended June 30, 2004 to 2.64% for the six months ended June 30, 2005.

The relative performance of the Company’s net interest income is frequently measured by the net interest margin and the net interest rate spread. Net interest margin is net interest income as a percent of average earning assets and net interest rate spread is the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities.

Net interest margin for the second quarter of 2005 and 2004 was 4.67% and 3.75%, respectively, representing an increase of 92 basis points. Net interest rate spread for the second quarter of 2005 was 4.08%, an increase of 78 basis points from 3.30% for the same period of 2004. For the first six months of 2005 and 2004, net interest margin was 4.70% and 3.69%, respectively, representing an increase of 101 basis points. Net interest rate spread for the six months ended June 30, 2005 was 4.13%, an increase of 97 basis points from 3.16% for the same period of 2004. The increases in net interest margin and net interest rate spread during these periods were primarily a result of the higher increase in the average rate earned on interest earning assets as compared to the increase in the average rate paid on interest bearing liabilities. The earning asset yield increase for both the three months and six months ended June 30, 2005 was a result of increased loan activity which was attributable to the general growth of the Company and the economic environment along the Gulf Coast.

Provision for Loan Losses

The provision for loan losses is a charge to current earnings to maintain the allowance for loan losses at a level deemed appropriate by management. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. Substantial portions of the Company’s loans are secured by real estate along the Gulf Coast. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in property values within this area. The provisions for loan losses were approximately $420 thousand and $481 thousand during the three months ended June 30, 2005 and 2004, respectively. This represented a decrease of $61 thousand or 12.7%. During the three months ended June 30, 2005, the Company had net recoveries of $7 thousand compared to net charge-offs (charged-off loans less recoveries) of $19 thousand for the same period of 2004. For the first six months of 2005 and 2004, the provisions for loan losses were $852 thousand and $809 thousand, respectively, representing an increase of $43 thousand, or 5.3%. For these same periods net charge-offs were $16 thousand and $37 thousand.

Non-interest Income

Non-interest income for the three months ended June 30, 2005 was $730 thousand, compared to $497 thousand for the same period of 2004. This increase was primarily due to an increase of $100 thousand in service charges on deposit accounts caused by the growth in the number of new deposit accounts. Secondary mortgage fees increased $56 thousand from $131 thousand at June 30, 2004 to $187 thousand at June 30, 2005 as the Company focuses on growing the business generated from the secondary mortgage market. Other non-interest income increased $77 thousand.

Non-interest income totaled $1,272 thousand for the first six months of 2005. This represented an increase of 22.9%, or $237 thousand, from the first six months of 2004, mainly reflecting a $183 thousand increase in service charges on deposit accounts and a $54 thousand increase in secondary mortgage fee income and other non-interest income.

Non-interest Expenses

Non-interest expenses for the three months ended June 30, 2005 were $4,147 thousand, reflecting a $1,841 thousand, or 79.8%, increase over $2,306 thousand for the same period of 2004. The increases were spread throughout all expense categories and were mainly a result of the acquisition of BankTrust of Florida in addition to the general growth and expansion activities of the Company during this period. For the six-month period ended June 30, 2005, noninterest expense totaled $7,568 thousand. This was a $3,198 thousand, or 73.2%, increase compared to the same period in 2004.

Salaries and employee benefits increased by $1,087 thousand, or 89.0%, for the three months ended June 30, 2005, as compared to the same period in the prior year. Salaries increased by $864 thousand, or 73.8%, with the remaining increases coming primarily from benefit expense and payroll taxes. Similar to the quarterly comparison, year-to-date salaries and benefits were up 72.2% from 2004, or $1,739 thousand in total.

Occupancy and equipment related expenses increased by $242 thousand or 68.6%, for the three months ended June 30, 2005 compared to the same period in the prior year. The largest increase in this category was the increase in depreciation expense on furniture and fixtures due to the growth of the Company. For the six months ended June 30, 2005, occupancy and equipment related expenses were up $505 thousand, or 80.7% from the comparable period in 2004. An increase in these expenses in 2005 was expected with the acquisition of BankTrust of Florida in the fourth quarter of 2004.

Other non-interest expenses increased by $512 thousand, or 70.0%, for the three months ended June 30, 2005, as compared to the same period in the prior year. The increase in other non-interest expenses is spread over the other non-interest categories, but primarily attributable to increases in data processing and professional fees. On a year-to-year basis other non-interest expenses increased by $954 thousand, or 71.5%, to $2,289 thousand. These changes in other major noninterest expense categories between the first six months of 2005 and 2004 were generally consistent with the quarter-to-quarter changes and were influenced mainly by the same factors cited in the discussion of quarterly results above.

Income Taxes

The income tax expense for the three months ended June 30, 2005 was $727 thousand, or an effective rate of 34.3% (adjusted for noncontrolling interest), compared to tax expense of $104 thousand, or an effective rate of 37.4% (adjusted for noncontrolling interest), for the comparable 2004 period. The increase in income tax expense was due to the increase in net operating income before taxes. Year-to-date, the rate was 35.9% in 2005 and 35.5% in 2004. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.

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

Pursuant to an evaluation by the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, the Company has concluded that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected or is reasonably likely to affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on May 23, 2005, at which the following matters were voted upon by the shareholders of the Company.

(a)	Election of Directors

The following Directors were elected to serve as Directors of the Company until the annual meeting of shareholders of the Company in the years indicated below or until their successors are elected and qualified. The vote with respect to such election was as follows:

Election of Seven (7) Directors to serve until 2008:

Name	Votes Cast In Favor	Votes Cast Against or Withheld
Warren Banach, M.D.	1,728,419	4,456
J. Donald Boggus, Jr.	1,728,419	4,456
Daniel M. Scarbrough, M.D.	1,728,419	4,456
J. Daniel Sizemore	1,728,419	4,456
George W. Skipper, III	1,728,419	4,456
Thomas Gray Skipper	1,728,419	4,456
Patrick Willingham, CPA	1,728,419	4,456

In addition, the following directors hold office for terms continuing beyond the 2005 annual meeting: Gordon Barnhill, R.J. Billingsley, Sr., Julian Brackin, Joe C. Campbell, Joey W. Ginn, Robert S. McKean, and J. Douglas Warren will expire in 2006. James D. Campbell, D.D.S., M.S., Charles S. Isler, William D. Moody, James R. Owen, Jr., Donald W. Peak, Rick A. Phillips and Royce T. Winborne will expire in 2007.

(b)	To approve an amendment to the Amended and Restated Incentive Stock Option Plan

The shareholders of the Company ratified the proposal to Amend and Restate the Incentive Stock Option Plan by the following vote:

Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions or Broker Non-Votes
1,709,192	21,033	2,650

(c)	To approve an amendment to the Amended and Restated Employee Stock Purchase Plan

The shareholders of the Company ratified the proposal to Amend and Restate the Employee Stock Purchase Plan by the following vote:

Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions or Broker Non-Votes
1,708,842	16,383	7,650

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits listed in the Exhibit Index on page 25 of this Form 10-QSB are filed herewith.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vision Bancshares, Inc.

By:	/s/ J. Daniel Sizemore
J. Daniel Sizemore, Chairman, Chief
Executive Officer and President

Date: August 12, 2005

By:	/s/ William E. Blackmon
William E. Blackmon, Chief Financial
Officer and Chief Accounting Officer

Date: August 12, 2005

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Lease agreement, dated June 17, 2005, by and between Vision Bank, a Florida State Banking Corporation and JPD Investments, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer