Form 10QSB
period 2005-09-30
VISION BANCSHARES INC
filed 2005-11-10
CIK 1095861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-88073

VISION BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Alabama	63-1230752
(State of Incorporation)	(IRS Employer Identification No.)

2200 Stanford Road

Panama City, Florida 32405

(Address of principal executive offices)

(251) 967-4212

(Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2005, Vision Bancshares had 6,060,380 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

VISION BANCSHARES, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands)	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and due from banks	$7,919	$10,450
Federal funds sold	31,361	7,799

Cash and cash equivalents	39,280	18,249
Investment securities available for sale	34,513	27,527
Loans held for sale	2,583	1,254
Loans	488,744	345,006
Less: Allowance for loan losses	(5,415)	(4,565)

Loans, net	483,329	340,441
Premises and equipment, net	13,155	12,172
Accrued interest receivable	2,445	1,414
Deferred tax benefit	2,113	1,480
Goodwill	3,407	3,436
Cash value life insurance	2,763	2,683
Core deposit	505	563
Other assets	1,133	948

Total Assets	$585,226	$410,167

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$99,251	$64,435
Interest-bearing	420,719	285,636

Total Deposits	519,970	350,071
Advances from Federal Home Loan Bank	9,000	9,000
Other borrowings	7,384	7,700
Accrued interest payable	776	523
Other liabilities	2,058	1,504

Total Liabilities	539,188	368,798
Noncontrolling interest	880	573
Stockholders’ Equity
Common stock, $1.00 par value; 10,000,000 shares authorized; 6,060,380 and 3,024,004 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	6,060	3,024
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	36,029	38,960
Retained earnings	4,295	27
Accumulated other comprehensive loss	(267)	(86)
Less stock owned by and stock receivables from related variable interest entities	(959)	(1,129)

Total Stockholders’ Equity	45,158	40,796

Total Liabilities and Stockholders’ Equity	$585,226	$410,167

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$9,723	$4,059	$24,307	$10,570
Interest and dividends on investment securities	339	214	958	549
Interest on federal funds sold	393	124	785	272

Total interest income	10,455	4,397	26,050	11,391

Interest expense:
Interest on deposits	3,072	1,223	7,465	3,410
Interest on borrowings	193	103	558	257

Total interest expense	3,265	1,326	8,023	3,667

Net interest income before provision for loan losses	7,190	3,071	18,027	7,724
Provision for loan losses	418	510	1,270	1,319

Net interest income after provision for loan losses	6,772	2,561	16,757	6,405

Noninterest income:
Service charges on deposits accounts	370	267	1,025	739
Secondary mortgage fees	278	134	567	391
Other noninterest income	227	53	555	359

Total noninterest income	875	454	2,147	1,489

Noninterest expense:
Salaries and benefits	2,455	1,382	6,603	3,791
Occupancy expense	458	271	1,169	675
Equipment expense	236	140	656	362
Data processing expense	261	161	717	422
Professional fees	200	76	563	271
Printing and office supplies	73	46	242	155
Advertising expense	64	65	204	171
Other noninterest expense	639	370	1,800	1,034

Total noninterest expense	4,386	2,511	11,954	6,881

Income before income taxes	3,261	504	6,950	1,013
Income tax expense	1,267	166	2,561	342
Noncontrolling interest	38	39	122	52

Net income	$1,956	$299	$4,267	$619

Basic earnings per share	$0.32	$0.05	$0.70	$0.12
Diluted earnings per share	0.30	0.05	0.67	0.11

Average number of shares outstanding	6,059,997	6,046,500	6,054,085	5,284,156
Average number of shares outstanding, diluted	6,450,993	6,257,582	6,373,438	5,448,344

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2005	2004	2005	2004
Net income	$1,956	$299	$4,267	$619

Unrealized holding gains (losses) arising during period	(46)	488	(287)	(8)
Income tax (expense) benefit related to other comprehensive income (loss)	17	(185)	106	4

Unrealized gains (losses) on investment securities available for sale arising during the period, net of income taxes	(29)	303	(181)	(4)

Other comprehensive income	$1,927	$602	$4,086	$615

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income	$4,267	$619
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	788	440
Provision for loan losses	1,270	1,319
Net loss on sales of premises and equipment	47	15
Deferred income tax benefit	(528)	(155)
Increase in loans originated and held for sale	(1,329)	(120)
Increase in accrued interest receivable	(1,031)	(373)
Increase in accrued interest payable	253	90
Increase in other assets and bank owned life insurance	(369)	(592)
Increase in other liabilities	555	587

Net cash provided by operating activities	3,923	1,830

Cash flows from investing activities:
Proceeds from maturities/calls/paydown of investment securities available for sale	1,762	3,948
Purchases of investment securities available for sale	(9,061)	(11,563)
Increase in noncontrolling interest	307	174
Purchase of cash value life insurance	—	(2,600)
Net increase in loans outstanding	(144,159)	(88,686)
Proceeds from sales of foreclosed assets	292	—
Proceeds from sales of premises and equipment	59	—
Purchase of premises and equipment	(1,950)	(4,061)

Net cash used in investing activities	(152,750)	(102,788)

Cash flows from financing activities:
Net increase in demand, savings and time deposits	169,899	101,192
Net increase (decrease) from other borrowings	(117)	2,852
Payments on principal of capital lease obligation	(29)	(18)
Proceeds from the issuance of common stock/stock options	105	18,421

Net cash provided by financing activities	169,858	122,447

Net increase in cash and cash equivalents	21,031	21,489

Cash and cash equivalents at beginning of period	18,249	15,203

Cash and cash equivalents at end of period	$39,280	$36,692

Supplemental cash flow information:
Cash paid during period for interest	$7,770	$3,431
Cash paid during period for income taxes	$3,044	$226

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

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB and the related amendments for the year ended December 31, 2004.

Accounting Changes

During the quarter ended September 30, 2005 there were no changes in the Company’s critical accounting policies as reflected in the last report.

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

The components used to calculate basic and diluted earnings per share are as follows:

EARNINGS PER COMMON SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Earnings per common share computation:
Numerator:
Net Income	$1,956,000	$299,000	$4,267,000	$619,000
Denominator:
Average common shares outstanding	6,059,997	6,046,500	6,054,085	5,284,156
Earnings per common share	$0.32	$0.05	$0.70	$0.12
Diluted earnings per common share computation:
Numerator:
Net Income	$1,956,000	$299,000	$4,267,000	$619,000
Denominator:
Average common shares outstanding	6,059,997	6,046,500	6,054,085	5,284,156
Dilutive shares contingently issuable	390,996	211,082	319,353	164,188

Average diluted common shares outstanding	6,450,993	6,257,582	6,373,438	5,448,344
Diluted earnings per common share	$0.30	$0.05	$0.67	$0.11

Stock Plans

At September 30, 2005, the Company had an Incentive Stock Compensation Plan and a Director Stock Plan, which are described more fully in Note 13 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

STOCK-BASED COMPENSATION

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2005	2004	2005	2004
Net income as reported	$1,956	$299	$4,267	$619
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22)	(28)	(408)	(223)

Proforma net income (loss)	$1,934	$271	$3,859	$396

Earnings per share:
Basic - as reported	$0.32	$0.05	$0.70	$0.12
Basic - pro forma	$0.32	$0.04	$0.64	$0.07
Diluted - as reported	$0.30	$0.05	$0.67	$0.11
Diluted - pro forma	$0.30	$0.04	$0.61	$0.07

Related Party Transactions

Effective January 1, 2005, the Company’s Board of Directors approved the leasing of a condominium unit located at 1020 Marina Club Village, Panama City, Florida from Mr. Sizemore, Chairman and Chief Executive Officer of the Company. This lease is for a term of one year at a rate of $2,000 per month. Unless terminated in writing prior to the expiration of the lease term, the lease shall automatically renew from year-to-year. The lessor is responsible for all taxes, insurance, utilities and maintenance of the property. The condominium is used by officers of the Company and its subsidiaries who are traveling on business from out of state. The Board feels that the terms of this arrangement are no less favorable than could be secured from an outside third party.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Vision Bancshares, Inc. and its subsidiaries and on their results of operations during the first nine months of 2005 and 2004. Virtually all of the Company’s operations are contained in its banking subsidiaries, Vision Alabama and Vision Florida. Vision Alabama is an Alabama state chartered bank that offers general retail and commercial banking services through seven branch offices in Baldwin County, Alabama. Vision Florida is a Florida state chartered bank that offers general retail and commercial banking services through seven full service branch offices in Walton County, Bay County, and Gulf County, Florida and a loan production office in Destin, Florida. The consolidated financial statements also include all VIEs for which the Company is the primary beneficiary.

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

OVERVIEW

The Company recorded consolidated net income after tax for the quarter ended September 30, 2005 of $1,956 thousand, a $1,657 thousand or 554.2% increase compared to last year’s third quarter net income of $299 thousand. This consolidated net income for the third quarter of 2005 consisted of net income of $1,612 thousand for Vision Alabama, net income of $509 thousand for Vision Florida and a net loss of $165 thousand for Vision Bancshares, Inc. (on a parent only basis). Consolidated basic and diluted net earnings per share were $0.32 and $0.30, respectively, for the three months ended September 30, 2005 compared to net earnings of $0.05 per share on both a basic and diluted basis for the three months ended September 30, 2004. Year-to-date earnings through September 30, 2005 of $4,267 thousand were 589.3% higher than year-to-date earnings for the same period of 2004 of $619 thousand. Selected highlights from the third quarter’s results:

•	Vision’s net interest income, before the provision for loan losses, increased 134.1%, or $4,119 thousand, from the third quarter of 2004. This significant increase is attributable to higher market interest rates and the favorable impact of growth in earning assets due to business development activities in Vision Florida and in Vision Alabama.

•	Noninterest income increased 92.7%, or $421 thousand, from the third quarter of 2004. Secondary mortgage fees increased 107.5%, or $144 thousand, and were the major contributor to the growth in noninterest income during the quarter. Due to an increase in the number of deposit accounts, service charges on deposit accounts increased 38.6%, or $103 thousand, from the comparable quarter in 2004.

•	Noninterest expense increased 74.7%, or $1,875 thousand, from the third quarter of 2004. Salaries and benefits were up 77.6%, or $1,073 thousand, as a result of the acquisition of BankTrust of Florida and the general growth of the Company. Most other noninterest expense categories are above the levels for the third quarter of 2004. This is partly due to the following: the opening of three permanent facilities in the second and fourth quarters of 2004 (which had previously been housed in temporary facilities), the October 2004 acquisition of BankTrust of Florida, and the branch expansion activities of the Company. Vision Alabama opened the Elberta branch office in the fourth quarter of 2004 and Vision Florida opened the Beckrich and Santa Rosa Beach branches in the first quarter of 2005.

FINANCIAL CONDITION

September 30, 2005 compared to December 31, 2004

Loans and allowance for loan losses

Loans comprised the largest single category of the Company’s earning assets at September 30, 2005. Loans, net of unearned income, were 88.2% of total earning assets at September 30, 2005 and 90.7% of total earning assets at December 31, 2004. Total loans, net of unearned income (excluding loans held for sale) were $488,744 thousand at September 30, 2005, representing a $143,738 thousand, or 41.7%, increase from the December 31, 2004 total loans of $345,006 thousand. Real estate loans (net of unearned income) increased $141,257 thousand, or 49.7%, to $425,747 thousand at September 30, 2005 from $284,490 thousand at December 31, 2004, while commercial loans increased $2,422 thousand, or 4.9%, to $51,623 thousand at September 30, 2005 from $49,201 thousand at December 31, 2004. Consumer and other loans increased $59 thousand, or 0.5%, to $11,374 thousand at September 30, 2005 from $11,315 thousand at December 31, 2004. This growth in total loans outstanding during the first nine months of 2005 resulted from continued loan demand in Vision Alabama and the growth of Vision Florida. The majority of the Company’s loan portfolio consists of commercial real estate loans. There have been no major trends or changes in the concentration mix of the portfolio categories from year-end 2004.

The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. The allowance is based upon management’s estimated range of losses. Actual losses for these loans may vary significantly from this estimate. The Company’s allowance for loan losses was $5,415 thousand and $4,565 thousand at September 30, 2005 and December 31, 2004, respectively. The ratio of the allowance for loan losses to total loans, net of unearned income and excluding loans held for sale, was 1.11% at September 30, 2005 and 1.32% at December 31, 2004. The increase in reserves at year-end 2004 was to protect against any unforeseen possible losses due to the acquisition of BankTrust of Florida and the potential economic impact of hurricane Ivan in the Vision Alabama market area. As the effects of these events were minimal, the loan loss percentage has decreased during the year 2005. In addition; this decrease in the allowance for loan losses, as a percentage of outstanding loans, was due to growth in the loan portfolio and loans charged-off during the third quarter of 2005. The Company’s net charged-off loans (defined as charged-off loans less loan recoveries) were $420 thousand during the nine months ended September 30, 2005 compared to $41 thousand for the same period of 2004. Based on the Banks’ loan loss adequacy calculation, management believes that the allowance for loan losses at September 30, 2005 is adequate to absorb known risk in the Company’s loan portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company’s loan portfolio or the need for additional provisions to the allowance for loan losses.

Asset Quality

The quality of the loan portfolio remains strong. At September 30, 2005, the Company had non-performing assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, other real estate and repossessions) totaling $2,602 thousand, compared to $2,375 thousand in non-performing assets at December 31, 2004. The Company did not have any other real estate owned at September 30, 2005 compared to $452 thousand at December 31, 2004. The Company did not have any other repossessed assets at September 30, 2005. At December 31, 2004 other repossessed assets totaled $3 thousand. Non-accrual loans increased $682 thousand, or 35.5%, to $2,602 thousand at September 30, 2005 compared to $1,920 thousand at December 31, 2004. At September 30, 2005, the Company’s non-accrual loans consisted of $1,507 thousand in real estate loans, $1,063 thousand in commercial loans, and $32 thousand in loans to consumers. The ratio of the allowance for loan losses to total non-performing loans decreased to 208.1% at September 30, 2005 from 237.8% at December 31, 2004. At September 30, 2005 the ratio of non-performing loans to total loans, net of unearned income (excluding loans held for sale), was 0.5% and the ratio of non-performing assets to total assets was 0.4%. The Company had no restructured loans or non-accruing investment securities at September 30, 2005.

Investment Securities

Investment securities increased $6,986 thousand, or 25.3%, to $34,513 thousand at September 30, 2005 from $27,527 thousand at December 31, 2004. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain public deposits. At September 30, 2005, $30,670 thousand, or 88.9%, of the Company’s investment portfolio available for sale was pledged as collateral against government deposits. At September 30, 2005, the Company had other short-term investments in the form of federal funds sold of $31,361 thousand, primarily due to the general deposit growth of the Company.

Deposits

Deposits are the Company’s primary source of funds used to support its earning assets. Total deposits were $519,970 thousand at September 30, 2005, an increase of approximately $169,899 thousand, or 48.5%, over total deposits of $350,071 thousand at year-end 2004. Non-interest bearing deposits increased $34,816 thousand, or 54.0%, from year-end 2004 to September 30, 2005, while interest-bearing deposits at September 30, 2005 increased $135,083 thousand, or 47.3%, from year-end 2004. Of the total growth in interest-bearing deposits, $34,348 thousand occurred in certificates of deposits. This represents 25.4% of the total growth in interest bearing deposits. Time deposits of $100,000 or more increased $27,326 thousand, or 38.4%, to $98,490 thousand at September 30, 2005 from $71,164 thousand at year-end 2004. New branch openings, deposit pricing strategies implemented during 2005 and sustained demand for deposit products resulted in the increase in deposits experienced during the first nine months of this year.

Borrowings and Capitalized Leases

Borrowings and capitalized leases consist of the following:

OTHER BORROWINGS

(dollars in thousands)	June 30, 2005	December 31, 2004
Federal Home Loan Bank - Atlanta, maturing in 2005 bearing interest indexed to three (3) month LIBOR, collateralized by Vision Bank-Alabama’s 1-4 family first mortgage loans. (The interest rate was 3.570% and 2.630% at September 30, 2005 and December 31, 2004, respectively)	$4,000	$4,000
Federal Home Loan Bank - Atlanta, maturing in 2009 (callable in 2006) bearing fixed rate interest of 2.85%, collateralized by Vision Bank-Alabama’s 1-4 family first mortgage loans.	5,000	5,000
Capitalized lease obligation, due in various installments through 2024 bearing interest at 7.940%, collateralized by leased assets	1,693	1,722

Borrowings of noncontrolling interests
Elberta Holdings LLC:
The Bankers Bank - Atlanta, Georgia Note collateralized by real estate; principal and interest due quarterly; rate is at prime, due March 3, 2009	466	448
Gulf Shores Investment Group LLC:
The Bankers Bank – Atlanta, Georgia Note collateralized by real estate; interest due monthly at prime less 0.5% and principal due monthly based on sixteen year amortization with balloon payment due February 3, 2010	933	978
The Bankers Bank – Atlanta, Georgia Note collateralized by real estate; interest due monthly at prime less 0.5% and principal due monthly based on sixteen year amortization with balloon payment due February 3, 2010	1,283	1,139
The Bankers Bank – Atlanta, Georgia Note collateralized by real estate; payments of $2,200 principal and interest due monthly; rate is at prime less 0.5%, due May 3, 2005	—	188
Nexity Bank – Atlanta, Georgia Note collateralized by 162,750 shares of Vision Bancshares Inc. common stock guaranteed by certain directors of the Company who are members of VIE; due $42,500 quarterly plus interest; rate is at prime less 0.5%; balloon payment due September 24, 2008	959	1,129
Bay County Investment Group LLC:
The Bankers Bank – Atlanta, Georgia Note collateralized by real estate; interest due monthly at prime less 0.5% and principal due monthly based on twenty year amortization with balloon payment due October 16, 2008	2,050	2,096

Total Borrowings	$16,384	$16,700

Stockholders’ Equity

At September 30, 2005, shareholder’s equity totaled $45,158 thousand compared to $40,796 thousand at the end of 2004. This was a growth of $4,362 thousand, or 10.7%, and was primarily attributable to the Company’s net income of $4,267 thousand during the first nine months of 2005. The Company issued $105 thousand in additional common stock under the Employee Stock Purchase Plan and the exercise of stock options and experienced an increase of $180 thousand in accumulated other comprehensive loss. Stock owned by and stock receivables from related VIEs decreased by $170 thousand due to pay downs on the debt secured by Company stock.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Funds are also available through the purchase of federal funds from other commercial banks. As members of FHLB of Atlanta, the Banks also have access to various credit programs to assist with liquidity needs. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable Company cash position.

Off-Balance Sheet Arrangements

To meet the financing needs of its customers, the Company is a party to financial instruments, including lines of credit and letters of credit, with off-balance sheet risk in the normal course of business. In the event of non-performance by the other party to the off-balance sheet financial instrument, the Company’s exposure to credit loss is the contractual amount of those instruments. A certain portion of these commitments are included in the Company’s calculation to determine the adequacy of its allowance for loan losses. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at September 30, 2005 follows:

UNFUNDED COMMITMENTS

(dollars in thousands)	September 30, 2005
Commitments to extend credit	$121,824
Unused lines of credit	18,023
Financial standby letters of credit	33,217

$173,064

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

Quantitative measures established by regulation to ensure capital adequacy require the Company, Vision Alabama and Vision Florida to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2005 and December 31, 2004, that the Company and Vision Alabama met all applicable capital adequacy requirements. As a condition of the merger of the Company’s Florida thrift into Vision Florida in October 2004, the State of Florida’s Office of Financial Regulation requires that Vision Florida’s Tier 1 capital to average assets ratio be a minimum of 8%. Vision Florida’s Tier 1 capital to average assets ratio is below the 8% requirement. The Office of Financial Regulation is aware of the Company’s steps to raise additional capital to inject the necessary funds to get back in compliance with their capital requirements.

As of September 30, 2005, the Banks were considered adequately capitalized. While the Banks met the well capitalized requirements at the Tier 1 Capital and Tier 1 Leverage Capital levels, the Banks were considered adequately capitalized at the Total Risk-Based Capital level under the financial institutions regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum Total Risk-Based, Tier 1 Capital and Tier 1 Leverage ratios as set forth in the following table. Prompt corrective action provisions are not applicable to bank holding companies.

REGULATORY CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$46,928	8.78%	$42,775	8.00%	N/A	N/A
Vision Alabama	31,796	8.92	28,506	8.00	35,632	10.00
Vision Florida	15,327	8.83	13,892	8.00	17,365	10.00

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	41,513	7.76	21,388	4.00	N/A	N/A
Vision Alabama	28,245	7.93	14,253	4.00	21,379	6.00
Vision Florida	13,464	7.75	6,946	4.00	10,419	6.00

Tier 1 Leverage Capital (to Average Assets)
Consolidated	41,513	7.26	22,864	4.00	N/A	N/A
Vision Alabama	28,245	7.39	15,283	4.00	19,103	5.00
Vision Florida	13,464	7.07	7,616	4.00	9,520	5.00

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

Comparison of Results of Operations for the Three and Nine months Ended

September 30, 2005 and September 30, 2004

Net Interest Income

The Company emphasizes adjustable rate lending and the use of rate floors on its loans. In the current rate environment where the prime rate has increased from 5.25% at year end to 6.75% at September 30, 2005, management believes that these measures will result in long-term value for the Company.

Net interest income, the difference between the interest income on interest-earning assets and the interest expense paid on interest-bearing liabilities, is the largest component of the Company’s revenues. Net interest income, before the provision for loan losses, was $7,190 thousand for the three months ended September 30, 2005, compared to $3,071 thousand for the same period in 2004, representing an increase of $4,119 thousand, or 134.1%. For the first nine months of 2005 and 2004, net interest income was $18,027 thousand and $7,724 thousand, respectively, representing an increase of $10,303 thousand, or 133.4%. The most important factors behind the increase in net interest income between these periods were strong loan growth, higher market interest rates and active management of the pricing structure for both loans and deposits.

Interest income increased $6,058 thousand, or 137.8%, to $10,455 thousand for the three months ended September 30, 2005 from $4,397 thousand for the three months ended September 30, 2004. The average interest earning assets increased by $242,619 thousand, or 78.0%, to $553,484 thousand for the third quarter of 2005 from $310,865 thousand for the third quarter of 2004. This increase was paired by an increase of 191 basis points in the yield of those assets to 7.58% for the third quarter of 2005 from 5.67% for the third quarter of 2004, resulting in an increase in interest income. For the first nine months of 2005 and 2004, interest income was $26,050 thousand and $11,391 thousand, respectively, representing an increase of $14,659 thousand, or 128.7%. Average interest earning assets increased $222,720 thousand, or 81.7%, from $272,642 thousand for the nine months ended September 30, 2004 to $495,362 thousand for the nine months ended September 30, 2005, while the average yield on those assets increased 147 basis points to 7.06% for the nine months ended September 30, 2005 from 5.59% for the nine months ended September 30, 2004.

Interest expense increased $1,939 thousand, or 146.2%, to $3,265 thousand for the three months ended September 30, 2005 from $1,326 thousand for the three months ended September 30, 2004. The average interest bearing liabilities increased $196,197 thousand, or 81.1%, to $438,135 thousand for the third quarter of 2005 from $241,938 thousand for the third quarter of 2004. This increase in the amount of interest bearing liabilities was paired with an increase of 79 basis points in the average rate paid on those liabilities to 2.99% for the third quarter of 2005 from 2.20% for the third quarter of 2004. For the first nine months of 2005 and 2004, interest expense was $8,023 thousand and $3,667 thousand, respectively, representing an increase of $4,356 thousand, or 118.8%. Average interest bearing liabilities increased $178,170 thousand, or 84.8%, from $210,172 thousand for the nine months ended September 30, 2004 to $388,342 thousand for the nine months ended September 30, 2005, and the average rate paid on those liabilities increased 44 basis points from 2.33% for the nine months ended September 30, 2004 to 2.77% for the nine months ended September 30, 2005.

The relative performance of the Company’s net interest income is frequently measured by the net interest margin and the net interest rate spread. Net interest margin is net interest income as a percent of average earning assets and net interest rate spread is the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities.

Net interest margin for the third quarter of 2005 and 2004 was 5.21% and 3.96%, respectively, representing an increase of 125 basis points. Net interest rate spread for the third quarter of 2005 was 4.59%, an increase of 111 basis points from 3.48% for the same period of 2004. For the first nine months of 2005 and 2004, net interest margin was 4.88% and 3.79%, respectively, representing an increase of 109 basis points. Net interest rate spread for the nine months ended September 30, 2005 was 4.29%, an increase of 103 basis points from 3.26% for the same period of 2004. The increases in net interest margin and net interest rate spread during these periods were primarily a result of the higher increase in the average rate earned on interest earning assets as compared to the increase in the average rate paid on interest bearing liabilities. The earning asset yield increase for both the three months and nine months ended September 30, 2005 was a result of the increase in the market interest rates and the increased loan activity which was attributable to the general growth of the Company and the economic environment along the Gulf Coast.

Provision for Loan Losses

The provision for loan losses is a charge to current earnings to maintain the allowance for loan losses at a level deemed appropriate by management. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. Substantial portions of the Company’s loans are secured by real estate along the Gulf Coast. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in property values within this area. The provisions for loan losses were $418 thousand and $510 thousand during the three months ended September 30, 2005 and 2004, respectively. This represented a decrease of $92 thousand or 18.0%. During the three months ended September 30, 2005, the Company had net charge-offs (charged-off loans less recoveries) of $404 thousand compared to net charge-offs of $4 thousand for the same period of 2004. This increase is related to one commercial credit that had previously been classified as doubtful by management. For the first nine months of 2005 and 2004, the provisions for loan losses were $1,270 thousand and $1,319 thousand, respectively, representing a decrease of $49 thousand, or 3.7%. For these same periods net charge-offs were $420 thousand and $41 thousand.

Non-interest Income

Non-interest income for the three months ended September 30, 2005 was $875 thousand, compared to $454 thousand for the same period of 2004. This increase was primarily due to an increase of $103 thousand in service charges on deposit accounts caused by the growth in the number of new deposit accounts. Secondary mortgage fees increased $144 thousand from $134 thousand at September 30, 2004 to $278 thousand at September 30, 2005 as the Company focuses on growing the business generated from the secondary mortgage market. Other non-interest income increased $174 thousand.

Non-interest income totaled $2,147 thousand for the first nine months of 2005. This represented an increase of 44.2%, or $658 thousand, from the first nine months of 2004, mainly reflecting a $286 thousand increase in service charges on deposit accounts and a $372 thousand increase in secondary mortgage fee income and other non-interest income.

Non-interest Expenses

Non-interest expenses for the three months ended September 30, 2005 were $4,386 thousand, reflecting a $1,875 thousand, or 74.7%, increase over $2,511 thousand for the same period of 2004. The increases were spread throughout all expense categories and were mainly a result of the acquisition of BankTrust of Florida in addition to the general growth and expansion activities of the Company during this period. For the nine month period ended September 30, 2005, noninterest expense totaled $11,954 thousand. This was a $5,073 thousand, or 73.7%, increase compared to the same period in 2004.

Salaries and employee benefits increased by $1,073 thousand, or 77.6%, for the three months ended September 30, 2005, as compared to the same period in the prior year. Salaries increased by $807 thousand, or 62.9%, with the remaining increases coming primarily from benefit expense and payroll taxes. Similar to the quarterly comparison, year-to-date salaries and benefits were up 74.2% from 2004, or $2,812 thousand in total. These increases were due to the addition of new branches, the merger with BankTrust of Florida and the general growth of the Company.

Occupancy and equipment related expenses increased by $283 thousand or 68.9%, for the three months ended September 30, 2005 compared to the same period in the prior year. The largest increase in this category was the increase in depreciation expense on furniture and fixtures due to the expansion activities of the Company. For the nine months ended September 30, 2005, occupancy and equipment related expenses were up $788 thousand, or 76.0% from the comparable period in 2004. An increase in these expenses in 2005 was expected with the acquisition of BankTrust of Florida and the opening of three new branch offices since the third quarter of 2004.

Other non-interest expenses increased by $519 thousand, or 72.3%, for the three months ended September 30, 2005, as compared to the same period in the prior year. The increase in other non-interest expenses is spread over the other non-interest categories, but primarily attributable to increases in data processing and professional fees. On a year-to-year basis other non-interest expenses increased by $1,473 thousand, or 71.7%, to $3,526 thousand. These changes in other major noninterest expense categories between the first nine months of 2005 and 2004 were generally consistent with the quarter-to-quarter changes and were influenced mainly by the same factors cited in the discussion of quarterly results above.

Income Taxes

The income tax expense for the three months ended September 30, 2005 was $1,267 thousand, or an effective rate of 39.3% (adjusted for noncontrolling interest), compared to tax expense of $166 thousand, or an effective rate of 35.7% (adjusted for noncontrolling interest), for the comparable 2004 period. The increase in income tax expense was due to the increase in net operating income before taxes. Year-to-date, the rate was 37.5% in 2005 and 35.6% in 2004. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.

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

Pursuant to an evaluation by the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, the Company has concluded that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005, that has materially affected or is reasonably likely to affect the Company’s internal control over financial reporting.

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

Vision Bancshares, Inc.

By:	/s/ J. Daniel Sizemore
J. Daniel Sizemore, Chairman, Chief Executive Officer and President

Date: November 10, 2005

By:	/s/ William E. Blackmon
William E. Blackmon, Chief Financial Officer and Chief Accounting Officer

Date: November 10, 2005

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	The Amended and Restated Articles of Incorporation of Vision Bancshares, Inc. filed as Exhibit 3.1 to the Registration Statement on Form SB-2, Amendment No. 1 (File No. 333-88073) and incorporated herein by reference.

3.2	The Bylaws of Vision Bancshares, Inc. files as Exhibit 3.2 to the Registration Statement on Form SB-2 (File No. 333-88073) and incorporated herein by reference.

4.1	Section 3.03 and 3.04 and Article VI of the Amended and Restated Articles of Incorporation contained as Exhibit 3.1 to the Registration Statement on Form SB-2, Amendment No. 1 (File No. 333-88073) and incorporated herein by reference.

4.2	Article II and Section 2 of Article III of the Bylaws contained in Exhibit 3.2 to the Registration Statement on Form SB-2 (File No. 333-88073) and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer