Form 10KSB
period 2005-12-31
VISION BANCSHARES INC
filed 2006-03-30
CIK 1095861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934,

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934,

For the transition period from              to

Commission file number 000-50719

VISION BANCSHARES, INC.

(Name of small business issuer in its charter)

Alabama	63-1230752
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Stanford Road, Panama City, Florida	32405
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (251) 967-4212

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $1.00

Title of class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year.  $40,584,567

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  $68,266,291

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 6,063,462 shares outstanding as of March 15, 2006

DOCUMENTS INCORPORATED BY REFERENCE.

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Certain sections of the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders (Part III).

Transitional Small Business Disclosure Format (Check one):    Yes  ☐;    No  ☒

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

Vision Alabama is a state banking corporation organized under the laws of the State of Alabama. Vision Alabama provides general retail and commercial banking services principally to customers in Baldwin County, Alabama through its seven locations in Gulf Shores, Orange Beach, Point Clear, Foley, Fairhope, Elberta and Daphne. Vision Alabama does not provide trust or fiduciary services, but may do so in the future. Vision Alabama opened for business on March 29, 2000.

On October 15, 2004, Vision Bancshares completed its acquisition of BankTrust of Florida, formerly Wewahitchka State Bank, located in Wewahitchka, Gulf County, Florida and changed the name of BankTrust of Florida to “Vision Bank.” Subsequent to the acquisition, the Company merged Vision Bank, FSB, its wholly owned federal savings bank operating since January 2003 and located in Panama City, Florida, with and into Vision Florida. The main office for Vision Florida is located in Panama City, Florida. Vision Florida provides general retail and commercial banking services to customers in Bay, Gulf, Okaloosa and Walton County in the panhandle of Florida through its seven full service offices located in Panama City, Panama City Beach, Santa Rosa Beach, Wewahitchka, Port St. Joe, Port St. Joe Beach and through its loan production office in Destin.

Vision Bancshares and its subsidiaries have 174 full-time employees and 4 part-time employees.

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

Additional Information

We maintain a Website for Vision Alabama at www.visionbank.net and Vision Florida at www.visionbankfl.net. Among other items we make available on our Websites, we provide a link to our filings with the Securities and Exchange Commission (“SEC”) provided on the SEC’s Website, www.sec.gov.

Risks in Industry

The banking business involves risks over which management has little, if any, direct control. Some of these risks include:

•	Loan Losses - Making loans involves the risk that loans will not be repaid by the borrower. Vision Alabama and Vision Florida reserves for potential loan losses, but there is no precise method of predicting loan losses and reserves could be insufficient to absorb losses.

•	Changes in Interest Rates - Changes in interest rates, especially increasing rates, can have a negative impact on profitability, especially if loans made at lower rates are long-term loans.

•	Asset/Liability Management - The profitability of Vision Alabama and Vision Florida can be affected by the spread between its interest income and interest expense. If interest expense is greater than interest income, or if interest expense increases at a rate higher than interest income, profitability could be affected negatively.

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

Under Florida law, a bank generally may pay dividends out of net profits for the period for which dividends are declared combined with retained net profits of the preceding two years. Before declaring a dividend on its common stock, a bank must carry 20 percent of its net profits for the preceding period that is covered by the dividend to its surplus fund, until the same shall at least equal the amount of its common and preferred stock then issued and outstanding. A bank may not declare any dividend at any time at which its net income from the current year combined with the retained net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the office or a stat of federal regulatory agency.

ITEM 2 DESCRIPTION OF PROPERTIES

General Retail and Commercial Banking Offices	Loan Production Office
Gulf Shores; AL	Destin, FL

Orange Beach, AL

Point Clear, AL

Foley, AL

Fairhope, AL

Elberta, AL

Daphne, AL

Panama City, FL

Panama City Beach, FL (two offices)

Santa Rosa Beach, FL

Wewahitchka, FL

Port St. Joe, FL

Port St. Joe Beach, FL

As of December 31, 2005 the executive offices of Vision Bancshares are located in Panama City, Florida. The bank and its subsidiaries occupy offices throughout Baldwin County Alabama and Bay, Gulf, Okaloosa and Walton counties in Florida.

All of the branches described above are leased properties except for the Wewahitchka, Port St. Joe and Port St. Joe Beach properties which are owned by the Company or its subsidiaries.

Management insures and will continue to insure its properties adequately.

ITEM 3 LEGAL PROCEEDINGS

Not Applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is not listed on any exchange, nor is it included on NASDAQ. However, trades may be reported on the OTC Bulletin Board under the symbol “VBAL.OB”. The Company is aware that FIG Partners, LLC and Morgan Keegan & Company, Inc. currently make a market in the Company’s common stock. Management is aware that there are also private transactions in the Company’s common stock and the data set forth below may not reflect all such transactions.

The following table summarizes the range of sales prices of the Company’s Common Stock for each quarter during the last two fiscal years. The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

Year 2004	High*	Low*	Dividends Paid
1st Quarter	$10.13	$8.55	$0
2nd Quarter	$12.00	$8.95	$0
3rd Quarter	$11.50	$10.18	$0
4th Quarter	$12.50	$10.88	$0
Year 2005	High	Low	Dividends Paid
1st Quarter	$16.05	$12.50	$0
2nd Quarter	$18.10	$15.12	$0
3rd Quarter	$21.50	$16.75	$0
4th Quarter	$20.65	$18.70	$0

*	Price adjusted for split

Stockholders

As of March 15, 2006, Vision Bancshares had approximately 1,025 shareholders of record.

Dividends

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

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Vision Bancshares and its subsidiaries and on their results of operations during 2005 and 2004. Virtually all of the Company’s operations are contained in its two banking subsidiaries, Vision Alabama and Vision Florida (together, the “Banks”). This discussion and analysis is intended to supplement and highlight information contained elsewhere in this annual report on Form 10-KSB, particularly the consolidated financial statements and related notes and the selected financial data presented elsewhere in this Report.

OVERVIEW

Executive Summary

Vision Bancshares is a $587.9 million financial institution with community banking offices, operations and team members located in Baldwin County, Alabama, Bay County, Florida, Walton County, Florida, Okaloosa County, Florida and Gulf County, Florida. Vision Bancshares gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments and pay interest on customer deposits and other borrowed funds. In addition, we generate non-interest income from a number of sources including deposit and loan services, and sales of residential loans, insurance and investment products. Our principal non-interest expenses include employee compensation and benefits, occupancy and equipment related costs, technology and other administrative expenses. Our volumes and, accordingly, our financial results are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our industry and market.

Our subsidiaries are community banks and we believe our customers select the Vision Banks for banking and other financial services based on our ability to assist them by understanding and anticipating their individual financial needs and providing excellent customer service. Our major strengths include: a stable, low cost core deposit base; a focus on quality assets; strong service culture; personal commitment to our local communities and high individual service to our customers. Our weaknesses include lower than average capital ratios when compared against our peers, and less than desired market share in some of our geographic markets. In 2005, management implemented strategies to address these weaknesses. With respect to our capital position, the Company issued trust preferred securities in 2005 to provide sufficient capital to support the Company’s growth and expansion activities. Going forward, management also anticipates strengthening our capital ratios through the internal generation of earnings. To address the weakness in our position in certain markets, Vision Bancshares continued its expansion by adding two new banking offices and converting one existing office to a full service location in 2005. Going forward, our growth through acquisition or otherwise is significantly dependent upon our capital levels.

In 2005, the Company continued its efforts to strengthen its back office and information technology systems by centralizing specific bank functions. Vision Bancshares believes that the simplification of the organizational structure, the strengthening of the loan review procedures and improvement of the back office operations will position the Company to take advantage of the opportunities to grow our business within our market areas.

For the year ended December 31, 2005, we reported consolidated net income of $6.7 million compared to consolidated net income of $1.2 million for the year ended December 31, 2004. The Company had earnings of $1.10 and $1.04 per share on basic and diluted basis, respectively, for the year 2005 versus earnings per share of $0.22 and $0.21 on basic and diluted basis, respectively for the year 2004. This increase in financial performance in 2005 was due to strong net interest income growth of $14.2 million or 121.3%, primarily due to our successful acquisition of BankTrust of Florida in October of 2004 and solid internal loan growth paired with the benefits of having an asset sensitive balance sheet in a rising interest rate environment. The increase in net interest income was driven by the increase in earning assets that were funded, in part, with low cost core deposits. The cost of funds increased at a slower rate than the increase in the yield on earning assets. Fee income reached record levels in 2005 as a result of our growth. Our provision for loan losses decreased year over year primarily due to an increase in reserves at year-end 2004. This increase in reserves at year-end 2004 was to protect against any unforeseen possible losses due to the acquisition of BankTrust of Florida and the potential economic impact of hurricane Ivan in the Vision Alabama market area. As the effects of these events were minimal and the credit quality of the loan portfolio remained good, the loan loss percentage decreased during the year 2005 and lesser provisions for loan loss were needed. Our operating expense as a percentage of average assets declined from the year ended 2004 as compared to 2005. See “Results of Operations” below for more details as to the factors, which affect year-over-year performance.

In January 2005, the Company’s board of directors granted options to certain employees which were immediately vested upon grant to mitigate the impact of the adoption of SFAS 123(R) on the Company in future years. The board of directors took the foregoing action in the strong belief that it is in the best interest of shareholders to minimize the future compensation expense associated with stock options upon adoption of SFAS 123(R). The adoption of SFAS 123(R) will not have a material impact on the financial condition or the results of operations for the first quarter of 2006 or for the year ended December 31, 2006.

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

The Company performs an annual test of impairment and determined that there was no impairment in the carrying value of goodwill for the year ended December 31, 2005. Goodwill amounting to $0.1 million has been allocated to the Vision Alabama operating unit. As a result of the acquisition of BankTrust of Florida and subsequent merger of Vision Bank, FSB, goodwill amounting to $3.3 million and a core deposit intangible of $0.6 million was allocated to the Vision Florida’s operating unit. The core deposit intangible was $0.5 million and $0.6 million at December 31, 2005 and 2004, respectively. There has been no impairment of goodwill since the date of acquisition.

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

CURRENT INTEREST RATE ENVIRONMENT

Net interest income represents the majority of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Vision Bancshares’ earnings. The Company currently has an asset sensitive balance sheet. An institution that maintains an asset sensitive balance sheet generally experiences reduced net interest income in a declining interest rate environment, while earnings are enhanced in an increasing interest rate cycle. The rise in the interest rate environment during 2005 had a favorable impact on our margin and Vision Bancshares would expect to benefit further from any substantial increase in interest rates if they occur in 2006. The impact of a low and declining interest rate environment in 2003 and early part of 2004 were mitigated in part by our growth and the rate floors on many of our loans. See our discussion of Asset and Liability Management practices below, including the estimated impact of changes in interest rates on Vision Bancshares’ net interest income.

FINANCIAL CONDITION

Interest-Earning Assets

In banking, the predominant interest-earning assets are loans and investment securities. The proportion of interest earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most profitable interest-earning assets. An overview of the interest-earning assets follows:

COMPOSITION OF INTEREST-EARNING ASSETS

	December 31,
	2005		2004		2003
(dollars in thousands)	Average Balance	Percent of Total	Average Balance	Percent of Total	Average Balance	Percent of Total
Loans net of unearned income (1)	$447,711	87.9%	$243,420	82.7%	$142,869	86.4%
Available for sale securities (2)	32,457	6.4%	21,756	7.4%	12,592	7.6%
Other interest-earning assets	28,973	5.7%	29,081	9.9%	9,948	6.0%

Total	$509,141	100.0%	$294,257	100.0%	$165,409	100.0%

(1)	Includes loans held for sale
(2)	Available for sale securities excludes adjustment for market valuation and certain noninterest-earning marketable equity securities

Loans and Allowance for Loan Losses

Total loans, net of unearned income (excluding loans held for sale) increased 44.7%, or $154.2 million, from year-end 2004, and the prior year total was up 97.4%, or $170.3 million, from the end of 2003. Average loans for 2005 (excluding loans held for sale) were 83.3%, or $201 million, above the prior year’s level. This growth in total loans outstanding during 2005 resulted from continued loan demand in the Vision Alabama and Vision Florida markets and from the acquisition of BankTrust of Florida. The growth reflects new customer and branch development and continued increase in the economic activity along the Gulf Coast.

The following table, which is based on regulatory reporting codes, shows loan balances at December 31, 2005 and 2004, respectively.

LOANS OUTSTANDING BY TYPE

	December 31
(dollars in thousands)	2005		2004
Commercial and financial	$48,320	10%	$49,201	14%
Agricultural	700	0%	65	0%
Consumer	9,727	2%	10,384	3%
Equity lines	24,331	5%	13,093	4%
Real estate - construction	260,828	52%	140,749	41%
Real estate - residential	84,740	17%	72,339	21%
Real estate - commercial and other	71,370	14%	59,371	17%
Other loans	1,259	0%	931	0%

	501,275	100%	346,133	100%
Unearned income	(2,033)	0%	(1,127)	0%

	499,242	100%	345,006	100%
Allowance for loan losses	(5,749)	-1%	(4,565)	-1%

Loans, net	$493,493	99%	$340,441	99%

Loans held for sale	$2,482		$1,254

The portfolio of commercial loans, other than those secured by real property, decreased by $0.9 million, or 1.8%, from year-end 2004 as the loan portfolio continued to shift to loans secured by real estate. Included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities. The rate of commercial loan growth in 2006 will depend on the Company’s ability to take advantage of competitive opportunities to attract new business in established markets and to develop customers in our newest market areas.

Commercial real estate lending, which includes loans secured by properties used in commercial or industrial operations, increased $12.0 million, or 20.2%, compared to year-end 2004. The Banks have been able to develop new business in a competitive market. Furthermore, a portion of the increase is due to the new branches opened in 2005.

Our growth in residential construction lending in our Gulf Coast communities was the primary reason for the $120.1 million, or 85.3%, increase in our real estate construction loans during 2005.

Residential real estate loans to individuals and equity lines, increased $23.6 million, or 31.2%, in 2005 over 2004 due to the growth of the Company within its markets and due to the opening of additional branches. The Company has a strategy of selling its fixed rate residential first mortgage loans in the secondary market.

Total real estate loans, as a percentage of the total loan portfolio, increased throughout the year and represented approximately 83.2% of the total portfolio at year-end 2005. To manage the Company’s exposure, Vision Alabama and Vision Florida have established internal limits with regard to the maximum number and dollar amount of loans to any one borrower and in any one geographic location or development. Borrowers are also required to invest sufficient cash to maintain adequate loan-to-value ratios. To provide diversification within the real estate portfolio, management has established guidelines based on percentages of the total loan portfolio and percentages of capital according to loan types.

Loans to individuals include various consumer installment and credit line loan products other than retail mortgage loan products. There was a slight decrease of 6.3%, or $0.7 million, in 2005 from the prior year. Loans to individuals continue to represent a small share of our loan portfolio.

Total loans as of December 31, 2005 are shown in the following table according to contractual loan maturities, unadjusted for scheduled principal reductions, prepayments or repricing opportunities.

LOANS MATURITIES

(Dollars in thousands)
One year or less	$324,337
After one year through five years	133,393
After five years	41,512

$499,242

Approximately 25.5% of the value of loans with a maturity greater than one year carries a fixed rate of interest.

Each loan carries a degree of credit risk. Management’s evaluation of this risk is ultimately reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.

At December 31, 2005, the reserve for possible loan losses was $5.7 million, or 1.15% of total loans, compared to $4.6 million, or 1.32% of total loans at the end of 2004. The increase in reserves at year-end 2004 was to protect against any unforeseen possible losses due to the acquisition of BankTrust of Florida and the potential economic impact of hurricane Ivan in the Vision Alabama market area. As the effects of these events were minimal, the loan loss reserve as a percentage of total loans has decreased during the year 2005. In addition; this decrease in the allowance for loan losses, as a percentage of outstanding loans, was due to growth in the loan portfolio and loans charged-off during the third quarter of 2005. The following table shows the activity in the reserve for possible loan losses over the past five years.

SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	December 31,
(dollars in thousands)	2005	2004	2003	2002	2001
Balance at the beginning of year	$4,565	$2,072	$1,390	$1,013	$396
Provision for loan losses charged to operations	1,595	1,819	1,290	616	655
Reserve acquired through acquisition	—	836	—
Loans charged to the allowance Commercial, financial and agricultural	401	106	555	200	15
Real estate	25	38	7	14	—
Individuals	41	113	61	39	23

Total	467	257	623	253	38

Recoveries of loans previously charged off Commercial, financial and agricultural	3	—	5	11	—
Real estate	8	2	—	—	—
Individuals	45	93	10	2	—
Total	56	95	15	13	—

Net charge-offs	411	162	608	240	38

Balance at the end of year	$5,749	$4,565	$2,072	$1,390	$1,013

Ratios
Net charge offs to average loans	0.09%	0.07%	0.42%	0.25%	0.06%
Gross charge-offs to average loans	0.11%	0.11%	0.44%	0.27%	0.06%
Recoveries to gross charge-offs	11.99%	36.96%	2.41%	5.14%	0.00%
Allowance for loan losses to loans at end of year (1)	1.15%	1.32%	1.19%	1.28%	1.30%

(1)	Excludes loans held for sale

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

Management allocated the allowance for loan losses to specific loan classes, as of the dates indicated, as follows:

ALLOCATION OF THE RESERVE FOR POSSIBLE LOAN LOSSES

	December 31,
	2005		2004		2003		2002		2001
	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve
Commercial, financial and agricultural	$5,131	89.3%	$3,786	82.9%	$1,747	84.3%	$1,005	72.3%	$385	38.0%
Real estate loans	292	5.1%	251	5.5%	48	2.3%	75	5.4%	—	0.0%
Loans to individuals	326	5.7%	528	11.6%	277	13.4%	310	22.3%	628	62.0%

Total	$5,749	100.0%	$4,565	100.0%	$2,072	100.0%	$1,390	100.0%	$1,013	100.0%

Management believes that the allowance for loan losses at December 31, 2005 is adequate to absorb known risks in the Company’s loan portfolio based upon the Company’s historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company’s loan portfolio or additional provisions to the allowance for loan losses.

Nonperforming Assets

Management closely monitors loans and other assets that are classified as nonperforming assets. Nonperforming assets consist of nonperforming loans (loans classified as nonaccrual or renegotiated and loans past due 90 days or more for which interest is still being accrued) and foreclosed assets (foreclosed properties and repossessions). There have been no identifiable trends related to industries or markets underlying the changes in nonperforming assets and management is aware of no factors which should suggest that they are prone to significant increases in 2006. There were no commitments to lend any additional funds on nonaccrual or renegotiated loans at December 31, 2005.

The following table provides information on nonperforming assets for each year in the five-year period ended December 31, 2005.

NONPERFORMING ASSETS

	December 31,
(dollars in thousands)	2005	2004	2003	2002	2001
Nonaccrual loans	$2,588	$1,920	$458	$306	$286
Restructured loans	—	—	—	—	—

Total nonperforming loans	2,588	1,920	458	306	286
Foreclosed properties	—	452	—	606	1,017
Repossessions	—	3	—	87	24

Total nonperforming assets	$2,588	$2,375	$458	$999	$1,327

Accruing loans 90 days past due	$1	$—	$—	$—	$—

Ratios
Loan loss allowance to nonperforming loans	222.13%	237.76%	452.40%	454.25%	354.20%
Nonperforming loans to total loans, net of unearned interest	0.52%	0.56%	0.26%	0.28%	0.38%
Nonperforming assets to total assets	0.44%	0.58%	0.22%	0.71%	1.36%

Loans considered to be impaired totaled $2.4 million at December 31, 2005, an increase of $0.9 million, or 60.0%, from the $1.5 million total at December 31, 2004, however, impaired loans only increased from 0.44% of total gross loans at December 31, 2004 to 0.48% at December 31, 2005. The relatively low levels of impaired loans at December 31, 2005 and 2004 reflect the economic environment experienced by our clients as well as our ability to effectively manage client credit risk. Management monitors these credits on a continued basis and believes the Company has adequately reserved to absorb any potential losses associated with these loans. The related valuation allowance for impaired loans, included as a component of the allowance for loan losses, was $1.0 million at December 31, 2005 and 2004. No interest income was recognized on impaired loans for the years ended December 31, 2005 and 2004.

The difference between the gross interest income that would have been recorded in each period if nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in each period’s net income was approximately $0.3 million for 2005 and $0.1 million for 2004.

There were no concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed as a category of loans at December 31, 2005 or the preceding years.

It is the general policy of the Banks to stop accruing interest income and recognize interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than 90 days delinquent. When a loan is placed on a nonaccrual basis any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

Investment Portfolio

The carrying amount of investment securities at the end of each of the last two years are set forth in the following table.

INVESTMENT PORTFOLIO

	December 31,
(dollars in thousands)	2005	2004
U.S. government and agency securities	$15,242	$6,492
Mortgage-backed securities	15,176	20,002
State and municipal securities	1,146	—
Equity securities	2,041	1,033

	$33,605	$27,527

The composition of the Company’s investment securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company’s investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company’s interest rate position while at the same time producing adequate levels of interest income. Vision Bancshares classifies its debt and equity securities as either held to maturity (HTM), available for sale (AFS) or trading securities. The Company’s entire portfolio is classified as AFS securities to appropriately reflect the nature of the Company’s holdings that are available for sale should liquidity needs dictate. AFS securities are carried at market value with unrealized gains or losses, net of deferred taxes, reported in accumulated other comprehensive income in shareholder’s equity. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk.

The following table shows the maturities of investment securities (excluding equity securities) and weighted average yields at December 31, 2005.

INVESTMENT PORTFOLIO MATURITY SCHEDULE

	December 31, 2005
(dollars in thousands)	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities-All Available for Sale:
U.S. Government agencies	$8,948	3.70%	$4,535	6.95%	$1,993	5.10%	$—	0.00%
Mortgage-backed securities	—	—	5,381	7.39%	4,429	7.36%	5,872	9.58%
State and municipal securities (a)	—	—	$—	0.00%	500	4.92%	686	4.83%

Total	$8,948	3.70%	$9,916	14.34%	$6,922	17.38%	$6,558	14.41%

(a)	Tax exempt yields are expressed on a fully taxable equivalent basis.

The average maturity of the investment portfolio was 3.33 years at year-end 2005 compared to 4.05 years at year-end 2004 with an average tax equivalent yield of 3.95% and 4.03% at December 31, 2005 and 2004, respectively. Mortgage-backed securities have been included in the maturity table based upon the stated maturity of each security.

There was a net unrealized loss on the Company’s portfolio of $0.8 million at December 31, 2005 compared to $0.1 million at December 31, 2004. These fluctuations in the gross unrealized gains and losses in the Company’s investment portfolio resulted primarily from the reaction of the investment securities to changes in market interest rates.

Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Company’s mortgage-backed securities portfolio as of December 31, 2005 and 2004 contained no interest-only strips and the amount of unamortized premium on mortgage-backed securities at December 31, 2005 was $0.3 million, compared to $0.4 million at December 31, 2004. The recoverability of the Company’s investment in mortgage-backed securities is reviewed periodically by management, and if necessary, appropriate adjustments would be made to income for impaired values.

Average federal funds sold decreased $0.1 million or 0.4% to $28.7 million at December 31, 2005. These fluctuations resulted from ordinary increases and decreases in loan demand and the level of deposit balances. As a percentage of average earning assets, these funds represented 5.6% for 2005, compared to 9.8% for 2004.

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

At December 31, 2005, deposits were 41.3%, or $144.7 million, above the level at December 31, 2004. Average deposits were up 78.6%, or $208.2 million. This significant increase in total deposits resulted as the Company placed emphasis on new business development and offered competitive rates to attract new deposits in 2005, coupled with the addition of three new branches and one loan production office. In addition the acquisition of BankTrust of Florida in October of 2004 contributed to the growth in deposits in 2005.

The following table presents the average amounts outstanding and the average rates paid for each of the major classifications of deposits for the 12-month periods ending December 31, 2005 and 2004:

AVERAGE DEPOSIT BALANCES AND RATE PAID

(dollars in thousands)	2005		2004
	Average balance	Average rate paid	Average balance	Average rate paid
Noninterest-bearing demand	$85,395	0.00%	$44,161	0.00%
Interest-bearing demand	122,699	2.48%	53,254	1.33%
Savings and money market deposit accounts	97,558	1.85%	54,167	1.14%
Time	167,512	3.52%	113,408	3.14%

Total (1)	$473,164	2.77%	$264,990	2.21%

(1)	The rate paid on total average deposits represents the rate paid on total average interest-bearing deposits only.

Average noninterest-bearing deposits grew 93.4% in 2005 compared to 115.7% in 2004. Noninterest-bearing deposits continue to be a significant funding source for Vision Bancshares, accounting for 18.0% of average total deposits in 2005 and 16.7% in 2004.

Total interest-bearing deposits grew 44.3%, or $126.6 million, between year-end 2004 and the most recent year end. On average, total interest-bearing deposits were up 75.6%, or $166.9 million, in 2005 compared to 2004. The savings account category, which includes money market deposit accounts, increased 11.6%, or $9.0 million, during 2005, but was up 80.1% on average from the prior year. Total interest-bearing deposits grew primarily due to the Company’s efforts to attract new deposits in existing markets and its expansion into new markets.

Total certificates of deposits increased 34.6%, or $49.4 million, from the end of 2004, and were up 47.7% on average in 2005 compared to the prior year. Time deposits of $100,000 or more grew 59.8% in 2005 and 82.5% in 2004. Certificates of deposits of less than $100,000 increased 12.9% in 2005. The Company had $4.0 million in time deposit open accounts at December 31, 2005 and 2004. The following table presents the maturities of the larger time deposits of $100,000 or more at December 31, 2005:

MATURITIES OF LARGE TIME DEPOSITS

(dollars in thousands)	December 31, 2005
	Time Certificates of Deposit	Other Time Deposits	Total
Three months or less	$12,919	$4,000	$16,919
Over three through six months	9,834	—	9,834
Over six through twelve months	27,760	—	27,760
Over twelve months	56,834	—	56,834

	$107,347	$4,000	$111,347

Borrowed Funds

The Company has used borrowed funds on a limited basis as a source of funding asset growth in excess of deposit growth and for short-term liquidity needs. The mixture of borrowed funds and deposits as sources of funds depends on the relative availability and costs of those funds and Vision Bancshares’ need for funding.

At December 31, 2005, Vision Bancshares had $19.6 million in an available credit line with the Federal Home Loan Bank and an additional $30.8 million in unsecured Fed Funds lines of credit available with four correspondent banks.

Borrowings at December 31, 2005 were up 57.4%, or $9.6 million, from year-end 2004. As with most community banks, loan volume is the driver for our balance sheet. Since our loan volume has been up, Vision Bancshares increased advances from the FHLB by $10.0 million from the prior year. These funds were utilized to fund the growth in the loan areas and help meet liquidity needs. Additional information on borrowings is presented in Note 10 to the consolidated financial statements.

On December 5, 2005, Vision Bancshares, through Vision Bancshares Trust I, a statutory trust, sold to institutional investors $15.0 million of floating rate capital securities. Holders of the Capital Securities are entitled to receive preferential cumulative cash distributions from the Trust, at a rate per annum reset quarterly equal to the sum of three month LIBOR plus 148 basis points. The rate was 6.01% at December 31, 2005. Interest is payable quarterly. The Company can defer payment of the cash distributions on the securities at any time or from time to time for a period not to exceed twenty consecutive quarters.

Vision Bancshares has, through various contractual arrangements, fully and unconditionally guaranteed all of Vision Bancshares Trust I’s obligations with respect to the capital securities. These Capital Securities qualify as a Tier I Capital, subject to certain limitations, and are presented in the consolidated balance sheets as subordinated debentures. The sole asset of Vision Bancshares Trust I is $15.5 million of junior subordinated debentures issued by Vision Bancshares. These junior subordinated debentures also carry the same floating rate as the Capital Securities and both mature on December 30, 2035; however, the maturity of both may be shortened to a date not earlier than December 30, 2010.

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

One function of asset and liability management is to assure adequate liquidity in order for the Company to meet the needs of its customer base. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both its customers’ needs and its shareholders’ objectives. In a banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis. Payment of dividends by the Company is at the discretion of the Company’s Board of Directors, and is dependent upon, among other things, the Company’s earnings, financial condition and capital ratios.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales, maturities, calls and pay downs of investment securities. Loans that mature or reprice in one year or less totaled approximately $453.2 million, or 90.4% of loans, net of unearned income, at December 31, 2005. The Company has $8.9 million of investment securities with stated maturities of one year or less at December 31, 2005. The Company has 45.2% of the investment portfolio in mortgage backed securities for which the Company receives regular monthly paydowns. Other sources of liquidity include cash on deposit with other banks and short-term investments such as federal funds sold.

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. Funds are also available through the purchase of federal funds from other commercial banks. As members of the Federal Home Loan Bank (“FHLB”) of Atlanta, the Banks also have access to various credit programs to assist with liquidity needs. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable Company cash position.

At December 31, 2005, the Company had $0.2 million in binding commitments for capital expenditures. This includes $0.1 million to complete projects currently under construction and $0.1 million for Vision Florida’s Santa Rosa branch improvements.

Asset/Liability Management

The objective of the Company’s asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.

Interest rate sensitivity is the potential impact of changing rate environment on both net interest income and cash flows. Management monitors its interest rate risk exposure through the use of static gap analysis, interest rate shock analysis, and monitoring the economic value of equity.

The static gap analysis measures the amount of repricing risk embedded in the balance sheet at a specific point in time, by comparing the difference in the volume of interest-earning assets and interest-bearing liabilities that are subject to repricing within specific time periods. At December 31, 2005, the Company was asset sensitive, indicating that it had more interest-bearing assets than interest-earning liabilities repricing during the twelve months ending December 31, 2005.

The following table sets forth the Company’s maturity and repricing exposure at December 31, 2005 for the time frames presented:

INTEREST RATE SENSITIVITY

	By Maturity or Repricing Dates at December 31, 2005
(dollars in thousands)	Zero to Three Months	Three Months to One Year	One Year To Five Years	Over Five Years	Total
EARNING ASSETS
Federal Funds sold and interest-bearing deposits in banks	$18,452	—	—	—	$18,452
Investment securities	10,226	9,916	6,922	6,541	33,605
Loans	436,417	17,304	37,008	10,995	501,724

Total interest earning assets	465,095	27,220	43,930	17,536	553,781

INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits	133,937	—	—	—	133,937
Savings and money market accounts	86,107	—	—	—	86,107
Certificates of deposits	36,939	65,284	85,872	137	188,232
Time open deposit accounts	4,000		—	—	4,000

Total interest-bearing liabilities	260,983	65,284	85,872	137	412,276

Interest rate sensitivity gap	$204,112	$(38,064)	$(41,942)	$17,399	$141,505
Cumulative interest rate sensitivity gap	$204,112	$166,048	$124,106	$141,505
Interest rate sensitivity gap ratio	1.78	0.42	0.51	128.00
Cumulative interest rate sensitivity gap ratio	1.78	1.51	1.30	1.34

The interest rate shock analysis measures the impact on the Company’s net interest income as a result of an immediate and sustained shift in interest rates. The movements in market rates are based on statistical regression analyses while management makes assumptions concerning balance sheet growth and the magnitude of interest rate movements for certain interest-earning assets and interest-bearing liabilities. Using actual maturity and repricing opportunities of the Company’s portfolio, in conjunction with management’s assumptions, a rate shock analysis is performed using a plus 200 basis points shift and a minus 200 basis points shift in interest rates. The Company’s Assets/Liability Policy limits have established a change of not more than—15% in net interest income using a +/- 200 basis points shock. If the Bank’s net interest margin dollars and return on assets (ROA) are above the financial targets, then the maximum guideline for percentage change may be more liberal than -15%. At December 31, 2005, the change in net interest income over the next 12 months using a 200 basis points downward shift in interest rates was outside policy limits at -20.2%, indicating the negative impact due to such change would be more than anticipated. However, ROA was still well above the minimum guideline of 0.55% at 0.98% when using the 200 basis point downward shift in interest rates. A 200 basis point upward shift in interest rates for this same time period was within policy limits at 19.3%, indicating a positive change in net interest income. The Company does not have a percentage policy limit for positive change in net interest income.

The following table estimates the impact of shifts in interest rates on the Company’s net interest income for the 12 months ending December 31, 2005:

RATE SHOCK ANALYSIS

(dollars in thousands)	-200 Basis Points	Stable Rates	+200 Basis Points
Interest income	$41,580	$51,142	$61,993
Interest expense	14,278	16,945	21,202

Net interest income	$27,302	$34,197	$40,791

Dollar change from level	$(6,895)		$6,594
Percentage change from level	(20.16%)		19.28%

Changes in interest rates also have an impact on the value of the Company’s equity. Applying the same interest rate scenarios used in the rate shock analysis, a measurement is made as to the impact of these changes on the economic value of the Company’s equity. At December 31, 2005 the Company’s net portfolio value (the difference between the market value of assets and liabilities) was 14.3% of total assets. This percentage increases to 16.2% in response to a 200 basis point rise in interest rates and declines to 11.7% under the 200 basis points decrease in interest rates both of which are within the Company’s policy limits. This volatility is typical when trying to reduce earnings at risk.

While movement of interest rates cannot be predicted with any certainty, management believes that the Company’s current interest rate sensitivity analysis fairly reflects its interest rate risk exposure during the twelve months ending December 31, 2006. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.

Shareholders’ Equity and Capital Adequacy

At December 31, 2005, shareholder’s equity totaled $47.4 million compared to $40.8 million at the end of 2004. This represents a growth of $6.6 million, or 16.2%, of which approximately $0.1 million was attributable to the issuance of additional common stock. In addition, the Company had net income of $6.7 million and a decrease of $0.4 million in accumulated other comprehensive income. Stock owned by and stock receivables from related VIEs decreased by $0.2 million due to pay downs on the debt secured by Company stock (see Note 10 to the consolidated financial statements.)

On March 9, 2004, the Company commenced a private placement stock offering in which it issued 1,132,353 shares of common stock, at a price of $17.00 per share. This offer closed on April 9, 2004 after being fully subscribed. The Company raised $19.3 million in proceeds before payment of commissions and expenses. Of total shares subscribed, 886,472 shares were funded and $15.1 million disbursed from escrow as of March 31, 2004. The remaining 245,881 shares were funded and $4.2 million was disbursed from escrow as of April 9, 2004.

The ratios in the following table indicate that the Company remained well capitalized at December 31, 2005.

RISK-BASED CAPITAL AND CAPITAL RATIOS

	December 31,
(dollars in thousands)	2005	2004
Tier 1 regulatory capital	$58,633	$36,883
Tier 2 regulatory capital	6,107	4,565

Total regulatory capital	$64,740	$41,448

Risk-weighted assets	$547,994	$376,590

Ratios
Leverage ratio (Tier 1 capital to average assets)	10.06%	10.09%
Tier 1 capital to risk-weighted assets	10.70%	9.79%
Total capital to risk-weighted assets	11.81%	11.01%

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

Under the regulatory framework for prompt corrective action, the capital levels of banks are categorized into one of five classifications ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, its total capital, Tier 1 capital and leverage ratios must be at least 10%, 6% and 5%, respectively. Maintaining capital ratios at the well-capitalized levels avoids certain restrictions that, for example, could impact the FDIC insurance premium rate. As of December 31, 2005 and 2004, the Company’s bank subsidiaries were categorized as well-capitalized. Due to rapid growth, the Banks experienced periods during 2005 in which the total capital fell below the regulatory well capitalized minimum of 10%. On December 5, 2005, Vision Bancshares through Vision Bancshares Trust I, sold to institutional investors capital securities. These trust preferred securities qualify as Tier 1 Capital under current regulatory definitions. After the issuance of the trust preferred securities, the Company injected additional capital to keep its subsidiaries from operating below the well-capitalized level for more than two consecutive quarters.

As a result of the 2004 acquisition and merger, Vision Florida agreed with the Florida banking regulators to maintain a minimum Tier I Leverage capital ratio of 8.00% for a period of two years following the merger. As a condition of the recent branch approvals, Vision Alabama has agreed with the Alabama State Banking Department to maintain a minimum Tier I leverage capital ratio of 7.00%.

The following rate of return information for the periods indicated is presented below.

RETURN ON EQUITY AND ASSETS

	December 31,
	2005	2004
Return on average assets	1.24%	0.38%
Return on average equity	15.13%	3.28%
Dividends payout ratio	0.00%	0.00%
Average equity to average assets ratio	8.21%	11.58%

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

Earnings Summary

The Company reported net earnings of $6.7 million for 2005 representing an increase in earnings of $5.5 million or 458.3% compared to net income of $1.2 million for 2004. Earnings per basic common share were $1.10 in 2005 compared to $0.22 in 2004.

Net interest income increased 121.4% in 2005 to $25.9 million from $11.7 million in 2004. The significant increase in net interest income in 2005 is attributable to the general growth of the Banks and the acquisition of BankTrust of Florida during the last quarter of 2004. The net interest spread increased 100 basis points to 4.50% in 2005 from 3.50% in 2004 and was driven by the increased yields on variable rate loans, coupled with an increase of 93.4% in average balances of noninterest bearing deposits in 2005 over 2004. The cost of funds increased at a slower rate than the yield on earning assets.

Our provision for loan losses totaled $1.6 million in 2005 and $1.8 million in 2004. The allowance for loan losses represented 1.15% and 1.32% of total loans outstanding at December 31, 2005 and 2004, respectively. The allowance for loan losses is discussed in more detail under “Loans and Allowance for Loan Losses” above.

Noninterest income increased 59.9% to $3.1 million in 2005 compared to 2004. The increase in noninterest income in 2005 is mainly attributable to secondary mortgage fees which increased 104.8% to $1.2 million in 2005. In addition, the Company recorded an increase of 40.9% to $1.4 million in service charges on deposit accounts in 2005 from the amount recorded in 2004. The Company also recorded $0.5 million in other noninterest income in 2005.

Noninterest expense increased $6.8 million to $16.7 million in 2005 from $9.9 million in 2004. Salaries and employee benefits increased $3.8 million; equipment and occupancy expense increased $1.0 million; data processing expense increased $0.4 million and all other expenses increased a net of $1.6 million. These increases resulted from the acquisition of BankTrust of Florida in October of 2004, and the general growth of the bank subsidiaries which included opening three additional branches and opening a loan production office during the year ended December 31, 2005.

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

Net interest income, before the provision for loan losses, totaled $25.9 million in 2005 representing an increase of 121.4% compared to net interest income of $11.7 million in 2004. The Company experienced significant growth in both average earning assets and average interest-bearing liabilities during 2005 and 2004. The “Summary of Changes in Net Interest Income” table in the section below provides information about changes in interest income, interest expense and net interest income due to changes in average balances and rates.

The Company’s interest income increased $20.5 million, or 120.6%, to $37.5 million in 2005 from $17.0 million in 2004. The increase in 2005 was due to the 73.0% increase in average earning assets paired with a 158 basis points increase in the yield on average earning assets during 2005 as compared to 2004. Interest and fee income on loans increased 122.9% during 2005, primarily due to an increase of 83.9% in the average loan balances outstanding paired by an increase in the yield on loans of 137 basis points. The interest income on investment securities increased $0.5 million or 58.9% during 2005, compared to 2004 due to an increase in average balance outstanding paired with an increase in the yield on average balances. Interest income on federal funds sold increased $0.6 million or 163.2% during 2005 compared to 2004. This increase is primarily due to the increase in the yield on average balances outstanding of federal funds sold.

During 2005, the Company’s interest expense increased $6.3 million, or 119.3%, to $11.6 million, as average interest-bearing liabilities outstanding during 2005 increased 74.9%. Interest-bearing deposits are the major component of interest bearing liabilities, representing approximately 95.6% in 2005, and 95.2% in 2004 of average total interest-bearing liabilities outstanding. Average interest-bearing deposits outstanding increased 75.6% during 2005, and the rate paid on these average balances reflected an increase of 56 basis points. Interest expense on borrowings and federal funds purchased during 2005 totaled $0.8 million as compared to $0.4 million for 2004. The Company had $0.1 million in interest expense on junior subordinated debentures in 2005 and none in 2004.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The Company’s net interest margin for 2005 was 5.08%, compared to 3.98% for 2004.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a more direct perspective to the effect of market interest rate movements. The net interest spread for 2005 increased 100 points to 4.50% from the Company’s 2004 spread of 3.50% as the yield on earning assets increased 158 basis points while the cost of interest-bearing sources of funds increased 58 basis points. See the tables in this section below entitled “Summary of Average Balance Sheet, Net Interest Income and Interest Rates” and “Summary of Changes in Net Interest Income” for more information. The Summary of Average Balance Sheet, Net Interest Income and Interest Rates table presents, for the periods shown, the average balance of certain balance sheet items, the dollar amount of interest income from average earning assets and resultant yields, the interest expense and rate paid on average interest-bearing liabilities, and the net-interest margin. The Summary of Changes in Net Interest Income table presents an analysis of changes in interest income, interest expense and net interest income attributable to changes in volume and interest rate.

SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES

(on a taxable equivalent basis)

	December 31,
	2005				2004
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
INTEREST EARNING ASSETS
Loans, net of unearned income*	$447,711	$35,297	7.88%	$243,420	$15,843	6.51%

Investment securities, taxable	32,014	1,273	3.98%	21,756	812	3.73%
Investment securities, tax-exempt	443	26	5.87%	0	0	0.00%

Total investment securities	32,457	1,299	4.00%	21,756	812	3.73%

Interest bearing deposits with other banks	250	0	0.00%	250	0	0.00%
Federal funds sold	28,723	900	3.13%	28,831	342	1.19%

Total interest earning assets	509,141	37,496	7.36%	294,257	16,997	5.78%

NONEARNING ASSETS
Cash and due from banks	10,807			7,678
Premises and Equipment	13,528			9,202
Other assets	9,581			5,231
Allowance for loan & lease losses	(5,205)			(2,983)

Total assets	$537,852			$313,385

LIABILITIES & STOCKHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES
Demand	$122,700	3,046	2.48%	$53,254	706	1.33%
Savings and Money Market	97,557	1,808	1.85%	54,167	617	1.14%
Time deposits	167,512	5,891	3.52%	113,408	3,564	3.14%

Total interest bearing deposits	387,769	10,745	2.77%	220,829	4,887	2.21%

Other short term borrowings	760	26	3.42%	76	2	2.63%
FHLB borrowings	17,065	780	4.57%	11,032	407	3.69%
Junior subordinated debentures	127	64	50.39%	0	0	0.00%

Total interest bearing liabilities	405,721	11,615	2.86%	231,937	5,296	2.28%

NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	85,395			44,161
Accrued expenses and other liabilities	2,567			992
Stockholders’ equity	44,169			36,295

Total liabilities and stockholders’ equity	$537,852			$313,385

Net interest income/net interest spread		$25,881	4.50%		$11,701	3.50%
Net yield on total interest earning assets			5.08%			3.98%

TAXABLE EQUIVALENT ADJUSTMENT
Loans		22			18
Investment securities		9			0

Total taxable equivalent adjustment		31			18

Net interest income		$25,850			$11,683

*	Loans on nonaccrual status have been included in the computation of average balances

SUMMARY OF CHANGES IN NET INTEREST INCOME (on taxable equivalent basis)

	Year Ended December 31,
	2005 Compared to 2004			2004 Compared to 2003
	Due to Change in		Total Increase (Decrease)	Due to Change in		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
INTEREST INCOME
Loans, net of unearned income	$15,553	$3,900	$19,453	$6,546	$(174)	$6,372

Investment securities, taxable	404	57	461	320	131	451
Investment securities, tax-exempt	—	26	26	—	—	—

Total investment securities	404	83	487	320	131	451

Interest bearing deposits with other banks	—	—	—	—	—	—
Federal funds sold	(1)	559	558	224	18	242

Total interest income	15,956	4,542	20,498	7,090	(25)	7,065

INTEREST EXPENSE
Demand	1,408	932	2,340	368	(5)	363
Savings	670	521	1,191	213	(67)	146
Time deposits	1,856	471	2,327	1,512	(403)	1,109

Total interest bearing deposits	3,934	1,924	5,858	2,093	(475)	1,618

Other short term borrowings	23	1	24	2	—	2
FHLB borrowings	260	113	373	230	9	239
Subordinated debentures	—	64	64	—	—	—

Total interest expense	4,217	2,102	6,319	2,325	(466)	1,859

Change in net interest income	$11,739	$2,440	$14,179	$4,765	$441	$5,206

*	Loans on nonaccrual status have been included in the computation of average balances

During 2005, the banking industry experienced an increase in the interest rate environment as the prime interest rate moved from 5.25% to 7.25%. In 2004, the prime interest rate increased from 4.00% to 5.25%.

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

During 2005, management made increases in the Banks’ allowance for loan losses. The Company provided $1.6 million for loan losses in 2005, compared to $1.8 million in 2004. This increase reflects provision for net charge-offs of $0.4 million and $1.2 million for the growth in the loan portfolio in 2005. This increase in the overall level of the allowance for loan losses in 2004 was due to provision for net charge-offs of $0.2 million and $1.6 million for the general growth in the loan portfolio in 2004.

Loan charge-offs exceeded recoveries by $0.4 million and $0.2 million during 2005, and 2004, respectively. This represented an increase of $0.2 million during 2005.

For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, see “Loans and Allowance for Loan Losses and Nonperforming Assets” above. The future level of the allowance and provisions for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

Noninterest Income

Noninterest income for 2005 increased $1.1 million to $3.1 million from $2.0 million in 2004. This increase was primarily due to an increase of $0.6 million in secondary mortgage fees due to the expansion of the mortgage department. In addition, service charges on deposit accounts increased $0.4 million. Other noninterest income increased to $0.5 million in 2005 from $0.3 million in 2004.

NONINTEREST INCOME

	Year Ended December 31,
(dollars in thousands)	2005	% change	2004
Service charges on deposit accounts	$1,441	40.86%	$1,023
Loss on sale of securities	—	—	(6)
Secondary mortgage fees	1,188	104.83%	580
Other noninterest income	490	38.81%	353

Total noninterest income	$3,119	59.95%	$1,950

Noninterest Expenses

The main components of noninterest expense are salaries and employee benefits, occupancy expense, furniture and equipment expense, data processing expense, and other noninterest expense. Noninterest expenses totaled approximately $16.7 million in 2005 compared to $9.9 million in 2004. All noninterst expense categories increased from 2004 to 2005 due to the growth of the Company including the acquisition of BankTrust of Florida during the last quarter of 2004.

Total salaries and benefits increased $3.8 million or 71.0% from 2004 to $9.2 million in 2005. The increase in salaries and employee benefits during 2005 resulted primarily from an increase in the number of employees due to the Company’s growth and expansion in Florida, in addition to merit increases and incentive payments for existing personnel. At December 31, 2005, the Company had 176 full-time equivalent employees, compared to 131 at December 31, 2004. The increase in employees in 2005 resulted primarily from the opening of additional branches and growth in the secondary mortgage area in 2005, in addition to the general growth of the Company.

Occupancy expense increased 65.3% in 2005 to $1.7 million while furniture and equipment expenses increased 54.2% in 2005 to $0.9 million. These increases were due to the opening of three branches and one loan production office in 2005.

Data processing expenses increased 62.1% to $1.0 million in 2005 compared to in 2004. These expenses increased due to the general growth of the Company.

Advertising expenses increased 21.7% in 2005 to $0.3 million. The increase in 2005 reflects the Company’s expansion and committed desire to attract new relationships into their banks.

All other operating expenses increased $1.6 million in 2005 to $3.7 million, as compared to $2.1 million 2004. These increases during 2005 reflect the higher cost associated with the Company’s significant growth, including the opening of two new banking offices and converting one existing office to a full service location in 2005.

NONINTEREST EXPENSE

	Year Ended December 31,
(dollars in thousands)	2005	% change	2004
Salaries and employee benefits	$9,167	71.03%	$5,360
Occupancy expense	1,663	65.31%	1,006
Furniture and equipment expense	888	54.17%	576
Data processing	1,005	62.10%	620
Professional fees	753	95.08%	386
Printing and office supplies	320	44.80%	221
Advertising expense	297	21.72%	244
Other	2,592	73.03%	1,498

	$16,685	68.35%	$9,911

Income Taxes

The Company incurred income tax expense of $3.9 million on pre-tax income (adjusted for noncontrolling interest) of $10.5 million for 2005, compared to a tax expense of $0.6 million on pre-tax income (adjusted for noncontrolling interest) of $1.8 million for 2004. The effective income tax rate was 36.6% in 2005, compared to 34.2% in 2004. The statutory federal rate was 35 % during 2005 and 2004. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning. A more detailed explanation of income tax expense is included in Note 20 to the Company’s Consolidated Financial Statements included elsewhere in this Report.

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

ITEM 8B OTHER INFORMATION

None.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) IF THE EXCHANGE ACT

Information regarding our directors and executive officers, board committees, codes of ethics, and compliance with Section 16 of the Exchange Act will be included in our definitive Proxy Statement relating to the 2006 annual meeting of stockholders (the “2006 Proxy Statement”) under the sections thereof entitled “Election of Directors,” “Committees,” “Code of Ethics”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

ITEM 10 EXECUTIVE COMPENSATION

Information regarding executive compensation will be included in the 2006 Proxy Statement under the section entitled “Executive Compensation” and is incorporated herein by reference.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding beneficial ownership of our common stock will be included in the 2006 Proxy Statement under the section entitled “Voting Securities and Principal Shareholders” and is incorporated herein by reference.

The following table summarizes certain information regarding the Company’s equity compensation plans as of December 31, 2005. The underlying compensation plans, which are more fully described in Note 14 to the consolidated financial statements included in Item 7, have been previously approved by a vote of the shareholders.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	886,334	$8.10	61,000
Equity compensation plans not approved by shareholders	—	—	—
Total	886,334	$8.10	61,000

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be included in the 2006 Proxy Statement under the section entitled “Certain Relationships and Related Transactions” and is incorporated herein by reference.

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

10.6 Services Agreement, dated October 4, 2002, by and between Vision Bancshares Financial Group, Inc., Vision Bank, and Skipper Insurance Agencies, included as exhibit 10.1 of the Registrants Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

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

*10.8 Form of Agreement pursuant to the Vision Bancshares, Inc. Incentive Stock Compensation Plan.

10.9 Form of Agreement pursuant to the Vision Bancshares, Inc. Director Stock Plan.

*10.10 Term Sheet regarding Executive Compensation Adjustment

10.11 Lease agreement, dated November 1, 2004 by and between Vision Bank and Elberta Holdings, LLC, included as exhibit 10.11 of the Registrants Form 10-KSB for the year ended December 31, 2005, and incorporated herein by reference.

10.12 Lease agreement, dated December 6, 2004 by and between Vision Bancshares, Inc. and Sunset Promenade, LLC, included as exhibit 10.12 of the Registrants Form 10-KSB for the year ended December 31, 2005, and incorporated herein by reference.

10.13 Lease agreement and addendum, dated February 1, 2005 by and between Vision Bank and Forest View Apartments, Inc, included as exhibit 10.13 of the Registrants Form 10-KSB for the year ended December 31, 2005, and incorporated herein by reference.

10.14 Subordination, Non-disturbance and Attornment Agreement, dated February 1, 2005 by and between Vision Bank, Forest View Apartments Inc., and First Gulf Bank, included as exhibit 10.14 of the Registrants Form 10-KSB for the year ended December 31, 2005, and incorporated herein by reference.

10.15 Amended and Restated Trust Agreement as to Vision Bancshares Trust I dated as of December 5, 2005.

10.16 Junior Subordinated Debentures as to Vision Bancshares Trust I dated as of December 5, 2005.

10.17 Guarantee Agreement as to Vision Bancshares Trust I dated as of December 5, 2005.

10.18 Placement Agreement as to Vision Bancshares Trust I dated as of December 5, 2005.

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

Exhibit 21 - Subsidiaries of Vision Bancshares, Inc.

Exhibit 23 - Consent of Mauldin & Jenkins, LLC.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit 32.1 - Section 1350 Certification by the Chief Executive Officer.

Exhibit 32.2 - Section 1350 Certification by the Chief Financial Officer.

*	Identifies management contract or compensatory plan or arrangement.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be included in the 2006 Proxy Statement under the section entitled “Independent Public Accountants” and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vision Bancshares, Inc.

By:	/s/ J. Daniel Sizemore
J. Daniel Sizemore,
Chairman, President and Chief Executive Officer

Date: March 27, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities indicated on March 27, 2006.

SIGNATURE	TITLE

/s/ Warren Banach, M.D.	Director
Warren Banach, M.D.

/s/ Gordon Barnhill, Jr.	Director
Gordon Barnhill, Jr.

/s/ R. J. Billingsley, Jr.	Director
R. J. Billingsley, Jr.

/s/ William E. Blackmon	Chief Financial Officer & Chief Accounting Officer
William E. Blackmon

/s/ J. Donald Boggus, Jr.	Director
J. Donald Boggus, Jr.

/s/ Julian Brackin	Director
Julian Brackin

/s/ James D. Campbell	Director
James D. Campbell

/s/ Joe C. Campbell	Director
Joe C. Campbell

/s/ Joey W. Ginn	Director
Joey W. Ginn

SIGNATURE	TITLE

/s/ Charles S. Isler III	Director
Charles S. Isler III

/s/ Robert S. McKean	Director
Robert S. McKean

/s/ William D. Moody	Director
William D. Moody

/s/ James Ray Owen, Jr.	Director
James Ray Owen, Jr.

/s/ Donald W. Peak	Director
Donald W. Peak

/s/ Rick A. Phillips	Director
Rick A. Phillips

/s/ Daniel W. Scarborough	Director
Daniel W. Scarborough

/s/ J. Daniel Sizemore	Chairman and Chief Executive Officer
J. Daniel Sizemore

/s/ George W. Skipper, III	Director
George W. Skipper, III

/s/ Thomas Gray Skipper	Director
Thomas Gray Skipper

/s/ J. Douglas Warren	Director
J. Douglas Warren

/s/ Patrick Willingham	Director
Patrick Willingham	Director

/s/ Royce T. Winborne	Director
Royce T. Winborne

T ABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

AND

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Vision Bancshares, Inc.

Panama City, Florida 36542

We have audited the consolidated statements of financial condition of Vision Bancshares, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vision Bancshares, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Albany, Georgia

March 7, 2006

/s/ MAULDIN & JENKINS, LLC

MAULDIN & JENKINS, LLC

V ISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(dollars in thousands)	2005	2004
Assets
Cash and due from banks	$13,820	$10,450
Federal funds sold	18,202	7,799

Cash and cash equivalents	32,022	18,249

Investment securities available for sale	33,605	27,527
Loans held for sale	2,482	1,254
Loans	499,242	345,006
Less: Allowance for loan losses	(5,749)	(4,565)

Loans, net	493,493	340,441

Premises and equipment, net	12,958	12,172
Accrued interest receivable	2,839	1,414
Deferred tax benefit	2,315	1,480
Goodwill	3,407	3,436
Cash Value Life Insurance	2,789	2,683
Core deposit intangible	486	563
Other assets	1,483	948

Total Assets	$587,879	$410,167

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$82,471	$64,435
Interest-bearing	412,276	285,636

Total Deposits	494,747	350,071

Advances from Federal Home Loan Bank	19,000	9,000
Other borrowings	7,283	7,700

Total Borrowings	26,283	16,700
Junior subordinated debentures	15,464	—
Accrued interest payable	920	523
Other liabilities	2,161	1,504

Total Liabilities	539,575	368,798

Noncontrolling interest	913	573
Commitments and contingencies

Stockholders’ Equity

Common stock, $1.00 par value; 10,000,000 shares authorized;
6,060,530 and 3,024,004 shares issued and outstanding at December 31, 2005 and 2004, respectively	6,061	3,024
Preferred stock $1.00 par value;
1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	36,030	38,960
Retained earnings	6,708	27
Accumulated other comprehensive loss	(492)	(86)
Less stock owned by and stock receivables from related variable interest entities	(916)	(1,129)

Total Stockholders’ Equity	47,391	40,796

Total Liabilities and Stockholders’ Equity	$587,879	$410,167

See Notes to Consolidated Financial Statements

V ISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands)	2005	2004
Interest income:
Interest and fees on loans	$35,275	$15,825
Interest and dividends on investment securities	1,290	812
Interest on federal funds sold	900	342

Total interest income	37,465	16,979

Interest expense:
Interest on deposits	10,745	4,887
Interest on borrowings	806	409
Interest on junior subordinated debentures	64	—

Total interest expense	11,615	5,296

Net interest income before provision for loan losses	25,850	11,683

Provision for loan losses	1,595	1,819

Net interest income after provision for loan losses	24,255	9,864

Noninterest income:
Service charges on deposits accounts	1,441	1,023
Loss on sale of securities	—	(6)
Secondary mortgage fees	1,188	580
Other noninterest income	490	353

Total noninterest income	3,119	1,950

Noninterest expense:
Salaries and benefits	9,167	5,360
Occupancy expense	1,663	1,006
Equipment expense	888	576
Data processing expense	1,005	620
Professional fees	753	386
Printing and office supplies	320	221
Advertising expense	297	244
Other noninterest expense	2,592	1,498

Total noninterest expense	16,685	9,911

Income before income taxes	10,689	1,903
Income tax expense	3,854	618
Noncontrolling interest	154	96

Net income	$6,681	$1,189

Basic earnings per share	$1.10	$0.22
Diluted earnings per share	1.04	0.21

Average number of shares outstanding	6,055,688	5,476,097
Average number of shares outstanding, diluted	6,404,514	5,637,344

See Notes to Consolidated Financial Statements

V ISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2005	2004
Net income	$6,681	$1,189

Unrealized holding losses arising during period	(643)	(149)
Reclassification adjustments for losses on securities included in net income	—	6

Other comprehensive loss, before income taxes:	(643)	(143)

Income tax benefit related to other comprehensive loss	(237)	(52)

Unrealized losses on investment securities available for sale arising during the period, net of income taxes	(406)	(91)

Other comprehensive income	$6,275	$1,098

See Notes to Consolidated Financial Statements

V ISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stock Owned and Stock Receivables from Related VIEs	Total Stockholders’ Equity
(dollars in thousands)	Shares	Par Value
Balance-December 31, 2003	1,888,516	$1,889	$21,672	$(1,162)	$5	$(1,257)	$21,147
Issuance of common stock	1,135,488	1,135	17,288				18,424
Net income				1,189			1,189
Cash received - stock owned by and stock receivables from related VIEs						128	128
Change in unrealized gains on securities available for sale					(91)		(91)

Balance-December 31, 2004	3,024,004	$3,024	$38,960	$27	$(86)	$(1,129)	$40,796

Two-for-one stock split	3,026,404	3,026	(3,026)				0
Issuance of common stock	10,122	10	96				106
Net income				6,681			6,681
Cash received - stock owned by and stock receivables from related VIEs						213	213
Change in unrealized gains on securities available for sale					(406)		(406)

Balance-December 31, 2005	6,060,530	$6,061	$36,030	$6,708	$(492)	$(916)	$47,391

See Notes to Consolidated Financial Statements

V ISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income	$6,681	$1,189
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	972	754
Provision for loan losses	1,595	1,819
Net loss on sales of premises and equipment	40	27
Net loss on sales of investment securities	—	(6)
Deferred income tax benefit	(598)	(435)
Increase in loans originated and held for sale	(1,228)	(1,254)
Increase in accrued interest receivable	(1,425)	(440)
Increase in accrued interest payable	397	241
Increase in other assets and bank owned life insurance	(467)	(673)
Increase in other liabilities	659	431

Net cash provided by operating activities	6,626	1,653

Cash flows from investing activities:
Proceeds from maturities/calls/paydown of investment securities available for sale	4,377	7,186
Proceeds from sales of investment securities	—	5,998
Purchases of investment securities available for sale	(11,038)	(20,354)
Cash disbursed in acquisition of branch office	—	(1,577)
Increase in noncontrolling interest	340	287
Purchase of cash value life insurance	—	(2,600)
Net increase in loans outstanding	(154,647)	(136,253)
Proceeds from sales of foreclosed assets	452	—
Proceeds from sales of premises and equipment	108	12
Purchase of premises and equipment	(2,023)	(3,511)

Net cash used in investing activities	(162,431)	(150,812)

Cash flows from financing activities:
Net increase in demand, savings and time deposits	144,676	127,313
Net increase from borrowings	9,835	6,497
Payments on principal of capital lease obligation	(39)	(28)
Proceeds from issuance of subordinated debt	15,000	—
Proceeds from the issuance of common stock	106	18,423

Net cash provided by financing activities	169,578	152,205

Net increase in cash and cash equivalents	13,773	3,046

Cash and cash equivalents at beginning of period	18,249	15,203

Cash and cash equivalents at end of period	$32,022	$18,249

Supplemental cash flow information:
Cash paid during period for interest	$11,218	$5,055
Cash paid during period for income taxes	$4,200	$480

See Notes to Consolidated Financial Statements

N OTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Vision Bancshares, Inc. (the “Company” or “Vision Bancshares”) was organized as an Alabama corporation on July 16, 1999 and is a bank holding company under the Bank Holding Act of 1956, as amended. On February 1, 2005, Vision Bancshares relocated its corporate headquarters to 2200 Stanford Road in Panama City, Florida from Gulf Shores, Alabama. The Company’s principal subsidiaries are Vision Bank in Alabama (“Vision Alabama”) and Vision Bank in Florida (“Vision Florida”) (together, the “Banks”). Virtually all of the Company’s operations are conducted through the Banks. Vision Alabama is an Alabama state chartered bank that offers general retail and commercial banking services through seven branch offices in Baldwin County, Alabama. Vision Florida is a Florida state chartered bank that offers general retail and commercial banking services through six branch offices and one loan production office in Bay, Gulf, Walton and Okaloosa Counties, Florida.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company and its subsidiaries follow accounting principles and practices generally accepted in the United States of America. The following is a summary of the more significant accounting policies:

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Vision Florida and Vision Alabama, and Vision Alabama’s wholly owned subsidiary, Vision Bancshares Financial Group, Inc. The consolidated financial statements also include all Variable Interest Entities (“VIEs) for which the Company is the primary beneficiary. All material inter-company balances and transactions have been eliminated. Certain financial information for prior years has been reclassified, with no effect on total assets or net income, to conform to the current year’s presentation.

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

In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer and, (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery and fair value.

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

Premises and Equipment

Land is carried at cost. Other premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line and double declining balance method based on the estimated useful lives of the assets ranging from three to forty years. Depreciation expense for leasehold interest in building recorded as a capital lease is included with depreciation expense on owned assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

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

The Company performs an annual test of impairment and determined that there was no impairment in the carrying value of goodwill for the year ended December 31, 2005. Goodwill amounting to $0.1 million has been allocated to the Vision Alabama operating unit. As a result of the acquisition of BankTrust of Florida and subsequent merger of Vision Bank, FSB, goodwill amounting to $3.3 million and a core deposit intangible of $0.6 million was allocated to the Vision Florida’s operating unit. The core deposit intangible was $0.5 million and $0.6 million at December 31, 2005 and 2004, respectively. There has been no impairment of goodwill since the date of acquisition.

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

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to net operating loss carryforwards and differences between the basis of the allowance for loan losses, intangibles, securities and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be recorded. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files a consolidated federal income tax return with its subsidiaries.

Earnings per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares outstanding increased by the number of additional shares that would have been issued if potentially dilutive stock options had been exercised as determined using the treasury stock method. “Stock owned by and stock receivables from related variable interest” represents 81,375 shares of the Company’s common stock owned by a VIE or owned individually by the members of a VIE. Because the right to vote these shares and the entitlement to receive dividends is retained by the owners of such shares, no adjustment has been made to the average shares outstanding in calculating basic and diluted earnings per share.

Statements of Cash Flows

The Company considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

Cash and Due from Banks

The Banks maintain cash balances at several other financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100 thousand. At December 31, 2005, balances in excess of the amount insured were $8,909 thousand. At December 31, 2004, balances in excess of the amount insured were $6,398 thousand.

The Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank through their respondent relationship with certain correspondent banks, based on a percentage of deposits. The total of those reserve balances was approximately $14,737 thousand and $7,634 thousand at December 31, 2005 and 2004, respectively.

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

STOCK-BASED COMPENSATION

	Years Ended December 31,
(dollars in thousands, except per share data)	2005	2004
Net income as reported	$6,681	$1,189
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(556)	(251)

Proforma net income	$6,125	$938

Earnings per share:
Basic - as reported	$1.10	$0.22
Basic - pro forma	$1.01	$0.17
Diluted - as reported	$1.04	$0.21
Diluted - pro forma	$0.96	$0.17

The Plan’s Administration Committee determines vesting periods. The options granted in January 2005 were immediately vested upon grant to avoid the income statement impact of the adoption of FASB 123(R) in future years.

Mortgage Rate Premiums

Vision originates mortgage loans held for sale which are funded by the Banks with a prior commitment for the loan to be purchased in the secondary market. Vision also originates mortgage loans that are pre-approved and funded at closing by the secondary market purchaser. Because these loans are generally recorded as an asset of the Banks’ for less than twenty business days, origination fees associated with these loans are recognized in income on a cash basis. The mortgage rate premiums received on secondary mortgage market loans are recognized in income when funds are received from the secondary market investor.

Stock Split

On April 6, 2005, the Company’s Board of Directors approved a two-for-one stock split, to be issued in the form of a one-for-one stock dividend payable on April 25, 2005 to the shareholders of record on April 15, 2005. The stock split increased the number of shares outstanding by 3,026,404. All per-share computations and amounts for all periods presented have been retroactively adjusted for this split as if it occurred on January 1, 2004.

Variable Interest Entities

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

The Company has determined that three variable interest entities should be included in its consolidated financial statements. Two of the variable interest entities are owned by directors of the Company and one variable interest entity is majority-owned by the directors of the Company. The variable interest entities own properties that are leased to the Banks. Following are condensed combined balance sheets of the three variable interest entities at December 31, 2005 and 2004.

	December 31,
(dollars in thousands)	2005	2004
Cash	$160	$95
Common stock	81	81
Receivables	1,222	1,222
Properties	5,068	5,181
Other assets	3	3

Total assets	$6,534	$6,582

Borrowings collateralized by the Company’s common stock	$916	$1,129
Other borrowings	4,684	4,848
Other liabilities	21	32

Total liabilities	5,621	6,009
Equity	913	573

Total liabilities and equity	$6,534	$6,582

Borrowings collateralized by the Company’s common stock have been included in the consolidated financial statements as a reduction of stockholders’ equity. The combined equity of the variable interest entities has been included in the consolidated financial statements as noncontrolling interest.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as the issuance of stock options in exchange for employee services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). This Statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This Statement applies to all awards granted and vesting after the required effective date and to awards modified, repurchased, or cancelled after that date. The adoption of this standard will result in an expense in the first quarter of 2006 of $20 thousand and expense for the year ended December 31, 2006 of $50 thousand.

3. INVESTMENT SECURITIES

The amortized cost of securities available for sale and their approximate fair values are as follows:

INVESTMENT PORTFOLIO

(dollars in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2005
Federal agency securities	$15,477	$—	$(235)	$15,242
Mortgage-backed securities	15,681	—	(505)	15,176
State and municipal securities	1,186	—	(40)	1,146

Total debt securities	32,344	—	(780)	31,564

Common stock	2,041	—	—	2,041

Total equity securities	2,041	—	—	2,041

Total available for sale securities	$34,385	$—	$(780)	$33,605

December 31, 2004
Federal agency securities	$6,523	$10	$(41)	$6,492
Mortgage-backed securities	20,108	19	(125)	20,002

Total debt securities	26,631	29	(166)	26,494

Common stock	1,033	—	—	1,033

Total equity securities	1,033	—	—	1,033
Total available for sale securities	$27,664	$29	$(166)	$27,527

The amortized cost and estimated fair value of debt securities available for sale as of December 31, 2005 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

INVESTMENT PORTFOLIO MATURITY SCHEDULE

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$8,948	$8,918
After one years through five years	9,916	9,608
After five year through ten years	6,922	6,686
After ten years	6,558	6,352

Total investment in debt securities	$32,344	$31,564

Realized gains and losses are determined on the basis of specific identification. During 2004 and 2005, sales proceeds and gross realized gains and losses on securities classified as available for sale were:

GAINS AND LOSSES ON SECURITIES

	Years Ended December 31,
(dollars in thousands)	2005	2004
Sales proceeds	$—	$5,998

Gross realized losses	$—	$(6)

Gross realized gains	$—	$—

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2005.

2005 (dollars in thousands)	Less Than 12 Months		12 Months or More		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Govt Agency	$13,803	$(175)	$1,439	$(60)	$15,242	$(235)
Mortgage-backed securities	4,044	(106)	11,123	(399)	15,167	(505)
State and municipal securities	1,146	(40)	—	—	1,146	(40)
Total temporarily impaired debt securities	$18,993	$(321)	$12,562	$(459)	$31,555	$(780)

2004 (dollars in thousands)	Less Than 12 Months		12 Months or More		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Govt Agency	$4,441	$(41)	$—	$—	$4,441	$(41)
Mortgage-backed securities	16,285	(125)	—	—	16,285	(125)
Total temporarily impaired debt securities	$20,726	$(166)	$—	$—	$20,726	$(166)

As of December 31, 2005, the Company had ten issuances (nine mortgage-backed securities and one agency security) that had been in an unrealized loss position for more than twelve months. The unrealized losses associated with these securities are not considered to be other-than-temporarily impaired because their unrealized losses are related to changes in interest rates and do not effect the expected cash flows of the issuer or underlying collateral. Unrealized losses on securities have not been recognized in income because the securities are of high credit quality and management has the intent and ability to hold them for the foreseeable future. The fair value is expected to recover as the securities approach their maturity date or market rates change.

Securities with a carrying value of $27,473 thousand were pledged at December 31, 2005 and securities with a carrying value of $23,037 thousand were pledged at December 31, 2004 to secure public deposits and for other purposes required or permitted by law.

4. LOANS

The composition of the Company’s loan portfolio follows:

LOANS OUTSTANDING BY TYPE

	December 31,
(dollars in thousands)	2005	2004
Loans
Commercial and financial	$48,320	$49,201
Agricultural	700	65
Consumer	9,727	10,384
Equity	24,331	13,093
Real estate - Construction	260,828	140,749
Real estate - Residential	84,740	72,339
Real estate - Commercial and other	71,370	59,371
Other loans	1,259	931

	501,275	346,133
Unearned income	(2,033)	(1,127)

	499,242	345,006
Allowance for loan losses	(5,749)	(4,565)

Loans, net	$493,493	$340,441

The Banks have entered into transactions with certain directors, executive officers, significant stockholders, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. An analysis of the changes in loans to related parties during 2005 follows:

EXTENSION OF CREDIT TO RELATED PARTIES

(dollars in thousands)	2005
Beginning balance	$17,428
Additions	34,677
Repayments	(15,815)

Ending balance	$36,290

5. ALLOWANCE FOR POSSIBLE LOAN LOSSES

A summary analysis of changes in the allowance for possible loan losses follows:

ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
(dollars in thousands)	2005	2004
Allowance for loan losses
Balances, beginning of year	$4,565	$2,072
Provision for losses	1,595	1,819
Loans charged off, net of recoveries	(411)	(162)
Acquired loan loss reserve	—	836

Balances, end of year	$5,749	$4,565

6. IMPAIRED LOANS, NONPERFORMING LOANS, FORECLOSED ASSETS AND OTHER REAL ESTATE OWNED

The following is a summary of information pertaining to impaired loans:

IMPAIRED LOANS

	Year Ended December 31,
(dollars in thousands)	2005	2004
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	2,431	1,523

Total impaired loans	$2,431	$1,523

Valuation allowance related to impaired loans	$612	$650
Average investment in impaired loans	1,883	1,613
Interest income recognized on impaired loans	—	—

Loans on nonaccrual status amounted to approximately $2,588 thousand and $1,920 thousand at December 31, 2005 and 2004, respectively. Management monitors these credits on a continuing basis and believes the Company has adequate allowance to absorb any potential losses associated with these loans.

There was no other real estate owned at December 31, 2005. The carrying amount of other real estate owned at December 31, 2004 was $452 thousand.

There were no foreclosed assets and repossessions at December 31, 2005. The carrying amount of foreclosed assets at December 31, 2004 was $3 thousand.

7. PREMISES AND EQUIPMENT

A summary of premises and equipment:

PREMISES & EQUIPMENT

	December 31,
(dollars in thousands)	2005	2004
Leasehold improvements	$1,515	$729
Capitalized leases	1,750	1,750
Land	1,734	1,745
Buildings	6,193	6,138
Furniture, fixtures & equipment	5,400	4,590
Automobiles	149	167
Construction in progress	89	189

	16,830	15,308
Less: Accumulated depreciation	(3,872)	(3,136)

	$12,958	$12,172

Depreciation expense was $955 thousand and $620 thousand for the years ended December 31, 2005 and 2004, respectively.

At December 31, 2005, the Company had $179 thousand in binding commitments for capital expenditures. This includes $62 thousand to complete projects currently under construction and $117 thousand for Vision Florida’s Santa Rosa branch improvements.

8. INTANGIBLE ASSETS

Following is a summary of information related to acquired intangible assets:

	As of December 31, 2005		As of December 31, 2004
(dollars in thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets
Core deposit premiums	$577	$91	$577	$14

The amortization expense for intangible assets was $77 thousand and $14 thousand for the years ended December 31, 2005 and 2004, respectively.

The estimated amortization expense for each of the next five years is as follows:

(dollars in thousands)
Years Ending December 31,
2006	$74
2007	74
2008	74
2009	74
2010	74
Thereafter	116

$486

Changes in the carrying amount of goodwill are as follows:

	As of December 31
(dollars in thousands)	2005	2004
Beginning balance	$3,436	$125
Goodwill acquired through business combinations	—	3,311
Adjustments of previously acquired goodwill based on final allocations	(29)	—

Ending balance	$3,407	$3,436

9. DEPOSITS

Deposit account balances are summarized as follows:

DEPOSITS

	December 31,
(dollars in thousands)	2005	2004
Noninterest bearing demand accounts	$82,471	$64,435
Interest-bearing demand accounts	133,937	65,674
Savings and money market deposits	86,107	77,157
Certificates of deposits less than $100,000	80,885	71,641
Certificates of deposits of $100,000 or more	107,347	67,164
Time deposit open accounts	4,000	4,000

	$494,747	$350,071

Certificates maturing in years ending December 31, as of December 31, 2005:

(in thousands)
2006	$106,222
2007	37,427
2008	15,866
2009	4,795
2010 and thereafter	27,922

$192,232

The Company had $6,959 thousand and $4,286 thousand in brokered deposits at December 31, 2005 and 2004 respectively.

At December 31, 2005 and 2004, overdraft demand deposits reclassified to loans totaled $336 thousand and $196 thousand, respectively.

10. BORROWINGS

Borrowings consist of the following:

BORROWINGS

	December 31,
(dollars in thousands)	2005	2004
Federal Home Loan Bank - Atlanta, maturing in 2006 bearing fixed rate interest of 4.490%, collateralized by Vision Bank-FL’s 1-4 family first mortgage loans.	$5,000	$—
Federal Home Loan Bank - Atlanta, maturing in 2006 bearing interest indexed to three (3) month LIBOR, collateralized by Vision Bank-FL’s 1-4 family first mortgage loans. (The interest rate was 4.61% at December 31, 2005)	5,000	—
Federal Home Loan Bank - Atlanta, maturing in 2005 bearing interest indexed to three (3) month LIBOR, collateralized by Vision Bank-AL’s 1-4 family first mortgage loans. (The interest rate was 2.630% at December 31, 2004)	—	4,000
Federal Home Loan Bank - Atlanta, maturing in 2007 bearing interest indexed to three (3) month LIBOR, collateralized by Vision Bank-AL’s 1-4 family first mortgage loans. (The interest rate was 4.670% at December 31, 2005)	4,000	—
Federal Home Loan Bank - Atlanta, maturing in 2009 (callable in 2006) bearing fixed rate interest of 2.85%, collateralized by Vision Bank-AL’s 1-4 family first mortgage loans.	5,000	5,000
Capitalized lease obligation, due in various installments through 2024 bearing interest at 7.940%, collateralized by leased assets	1,683	1,722
Borrowings of noncontrolling interests
Elberta Holdings LLC:
The Bankers Bank - Atlanta, Georgia Note collateralized by real estate; principal and interest due quarterly; rate is at prime*, due March 3, 2009	461	448
Gulf Shores Investment Group LLC:
The Bankers Bank – Atlanta, Georgia Note collateralized by real estate; interest due monthly at prime* less 0.5% and principal due monthly based on sixteen year amortization with balloon payment due February 3, 2010	917	978
The Bankers Bank – Atlanta, Georgia Note collateralized by real estate; interest due monthly at prime* less 0.5% and principal due monthly based on sixteen year amortization with balloon payment due February 3, 2010	1,271	1,139
The Bankers Bank – Atlanta, Georgia Note collateralized by real estate; payments of $2,200 principal and interest due monthly; rate is at prime* less 0.5%, due May 3, 2005	—	188
Nexity Bank – Atlanta, Georgia Note collateralized by 81,375 shares of Vision Bancshares Inc. common stock guaranteed by certain directors of the Company who are members of VIE; due $42,500 quarterly plus interest; rate is at prime* less 0.5%; balloon payment due Sept. 24, 2008	916	1,129
Bay County Investment Group LLC:
The Bankers Bank – Atlanta, Georgia Note collateralized by real estate; interest due monthly at prime* less 0.5% and principal due monthly based on twenty year amortization with balloon payment due Oct. 16, 2008	2,035	2,096

Total Borrowings	$26,283	$16,700

Junior Subordinated Debentures Interest due quarterly; maturing in 2035 bearing interest indexed to three (3) month LIBOR. (The interest rate was 6.00688% at December 31, 2005)	15,464	—

*	Prime rate at December 31, 2005 was 7.25%

The advances from the Federal Home Loan Bank are secured by a blanket lien against the Banks’ 1-4 family first mortgage loans. These loans totaled approximately $73,090 thousand at December 31,

2005. At December 31, 2004, the advances from the Federal Home Loan Bank were secured by Vision Alabama’s 1-4 family first mortgages and these loans totaled $44,868 thousand. At December 31, 2005 the Banks’ had available unused lines of credit with the Federal Home Loan Bank totaling $19,597 thousand.

The following table presents maturity information for the Company’s FHLB and other borrowings as of December 31, 2005.

(dollars in thousands)	FHLB Advances	Obligation for Capitalized Lease	VIE Borrowings	Junior Subordinated Debentures	Total
Years Ending December 31,
2006	$10,000	$43	$358	$—	$10,401
2007	4,000	46	380	—	4,426
2008	—	50	2,631	—	2,681
2009	5,000	54	535	—	5,589
2010	—	59	1,696	—	1,755
Thereafter	—	1,431	—	15,464	16,895

Total	$19,000	$1,683	$5,600	$15,464	$41,747

The Company and subsidiaries also have available unused lines of credit with various financial institutions totaling $30,800 thousand at December 31, 2005.

11. JUNIOR SUBORDINATED DEBENTURES

In December 2005, the Company formed a wholly-owned Delaware statutory business trust, Vision Bancshares Trust I (“Trust I”), which issued $15,000 thousand of the Trust’s floating rate Preferred Securities (the “Trust Preferred Securities”). These debentures qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of Trust I are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by Vision Bancshares Trust I to purchase $15,464 thousand of junior subordinated debentures of the Company, which carry a floating rate based on a three-month LIBOR plus 148 basis points. The debentures represent the sole asset of Trust I. The Trust Preferred Securities accrue and pay distributions at a floating rate of three-month LIBOR plus 148 basis points per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual agreements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Trust I and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust I. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures in December 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust I in whole or in part, on or after December 30, 2010. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, plus any unpaid accrued interest.

12. REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Company, Vision Alabama, and Vision Florida to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks’ categories. Prompt corrective action provisions are not applicable to bank holding companies.

REGULATORY CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$64,740	11.81%	$43,840	8.00%	N/A	N/A
Vision Bank-AL	38,457	10.81	28,461	8.00	35,576	10.00
Vision Bank-FL	20,064	10.77	14,900	8.00	18,625	10.00

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	58,633	10.70	21,920	4.00	N/A	N/A
Vision Bank-AL	34,698	9.75	14,230	4.00	21,346	6.00
Vision Bank-FL	18,074	9.70	7,450	4.00	11,175	6.00

Tier 1 Leverage Capital (to Average Assets)
Consolidated	58,633	10.06	23,305	4.00	N/A	N/A
Vision Bank-AL	34,698	9.24	15,018	4.00	18,773	5.00
Vision Bank-FL	18,074	9.11	7,937	4.00	9,921	5.00

As of December 31, 2004
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$41,448	11.01%	$30,127	8.00%	N/A	N/A
Vision Bank-AL	27,566	10.53	20,950	8.00	26,188	10.00
Vision Bank-FL	13,414	12.32	8,710	8.00	10,888	10.00

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	36,883	9.79	15,064	4.00	N/A	N/A
Vision Bank-AL	24,423	9.33	10,475	4.00	15,713	6.00
Vision Bank-FL	12,052	11.07	4,355	4.00	6,533	6.00

Tier 1 Leverage Capital (to Average Assets)
Consolidated	36,883	10.09	14,779	4.00	N/A	N/A
Vision Bank-AL	24,423	9.26	10,545	4.00	13,182	5.00
Vision Bank-FL	12,052	10.85	4,445	4.00	5,556	5.00

The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2005, approximately $9,256 thousand were available for dividend declaration without prior regulatory approval.

13. EMPLOYEE BENEFIT PLANS

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

The expense of the Company’s matching contributions was $124 thousand in 2005 and $106 thousand in 2004.

In 2004, the Company’s subsidiary Banks have entered into separate deferred compensation arrangements with certain executive officers. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the expected service period. Vision Alabama and Vision Florida have purchased life insurance policies which they intend to use to finance this liability. Cash surrender value of life insurance was approximately $2,789 thousand and $2,683 thousand at December 31, 2005 and 2004, respectively and is included in other assets. Accrued deferred compensation of $227 thousand and $84 thousand at December 31, 2005 and 2004, respectively, is included in other liabilities. Aggregate compensation expense under the plans was $143 thousand for 2005 and $84 thousand for 2004 and is included in salary and benefit expenses.

Vision Alabama also entered into an arrangement with one of its executive officers whereby salary increases for 2003 and 2004 are being deferred and earning interest at a rate indexed to the Wall Street Prime rate. This arrangement calls for amounts to be payable once the executive reaches his sixtieth (60th) birthday or ceases to serve as an executive officer of the Bank, which ever occurs later. However, no payments under this arrangement will extend beyond the executive’s seventy-fifth (75th) birthday. Accrued deferred amounts of $70 thousand and $41 thousand at December 31, 2005 and 2004, respectively are included in other liabilities. Compensation expense under this arrangement was $29 thousand for both years ended December 31, 2005 and 2004, and is included in salary and benefit expenses.

14. STOCK PLANS

The Company has adopted an Incentive Stock Compensation (“Plan”) to provide an incentive to certain officers and key management employees of the Company and its subsidiaries. Options granted under the Plan must be at a price not less than the fair market value of the shares at the date of grant.

As of December 31, 2005, the Company had reserved 500,000 shares, adjusted for the two-for-one stock split on April 25, 2005, for issuance under the Plan. All options expire no more than ten years from the date of grant, or 90 days after an employee’s termination. At December 31, 2005, approximately 53,000 shares remained available for the granting of options under the Plan.

The Plan’s Administration Committee determines vesting periods. All options issued between March 30, 2000 and February 6, 2004 under the Plan have vesting requirements. The option recipients are required to remain in the employment of the Company for three years to fully vest in the options granted. Options granted January 31, 2005 were fully vested at the time of grant. Of the 447,000 options granted under the Plan, 366,490 options were vested at December 31, 2005. In the event of a change in control, options issued under this plan, become 100 percent vested.

The Company has adopted a Director Stock Plan (“Director’s Plan”) whereby directors of the Company and its subsidiaries may be granted non-qualified stock options and receive common stock in lieu of cash directors’ fees. As of December 31, 2005, the Company had reserved 450,000 shares for issuance under the Director’s Plan. The Director’s Plan Administration Committee determines vesting periods. All options issued under the Director’s Plan were 100 percent vested at the date of grant. All options expire no more than ten years from the date of grant. At December 31, 2005, approximately 8,000 shares remained available for the granting of options under the Director’s Plan. This plan also provides for each director to receive restricted stock, pursuant to a written election, in lieu of part or such director’s entire director fee. The number of shares of restricted stock granted to a director pursuant to such election shall be equal to the dollar amount of director’s fees which the director has elected not to receive, divided by seventy-five percent (75%) of the fair market value of the common stock as of each applicable payment date. As of December 31, 2005, no shares have been issued pursuant to this provision.

Following is a summary of the transactions in the Plan and the Director’s Plan:

STOCK PLANS

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2003	625,000	$6.55

Granted, year ended December 31, 2004	132,000	9.00
Exercised and expired, year ended December 31, 2004	(9,000)	(7.50)

Balance, December 31, 2004	748,000	6.97

Granted, year ended December 31, 2005	144,000	13.88
Exercised and expired, year ended December 31, 2005	(5,666)	(6.76)

Balance, December 31, 2005	886,334	$8.10

At December 31, 2005, the total shares outstanding and exercisable under the Plan and the Director’s Plan were as follows:

SHARES OUTSTANDING

	Number Outstanding	Average Remaining Life (In Years)	Options Exercisable
Options with exercise price of $5.00	238,334	4.7	238,334
Options with exercise price of $7.50	352,000	6.7	306,760
Options with exercise price of $7.875	20,000	7.6	13,200
Options with exercise price of $9.00	132,000	8.1	104,530
Options with exercise price of $13.875	144,000	9.1	144,000

Total outstanding, December 31, 2005	886,334	6.8	806,824

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005: dividend yield of 2.00%; expected volatility of 20%, risk-free interest rate of 4.14%, and expected lives of ten years. The weighted-average assumptions used for grants in 2004: dividend yield of 2.00%; expected volatility of 20%, risk-free interest rates of 4.12%, and expected lives of ten years. The weighted average fair value of options granted during 2005 and 2004 was $3.74 and $2.42, respectively.

The Company has adopted an Employee Stock Purchase Plan that provides active full-time employees with a convenient way to become shareholders of the Company. Employees have the opportunity to subscribe to purchase shares of a series of offerings occurring at six-month intervals. As of December 31, 2005, there were 45,000 shares authorized for issuance under this Plan from authorized but unissued shares. As of December 31, 2005, 25,436 shares were issued under the plan. The total subscription liability under the plan for all covered employees totaled 4,565 shares as of December 31, 2005. Approximately 14,999 shares remained available for subscription under this Plan.

15. OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

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

UNFUNDED COMMITMENTS

	December 31,
(dollars in thousands)	2005	2004
Commitments to extend credit	$100,062	$53,017
Unused lines of credit	19,277	10,217
Financial standby letters of credit	35,854	26,544

	$155,193	$89,778

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

At December 31, 2005 and 2004, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credits represented approximately 76% and 65%, respectively, of total capital. The Company has not been required to perform on any financial standby letter of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2005 and 2004.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Federal Funds Purchased, Repurchase Agreements and Other Short Term Borrowings: The carrying values of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximate their carrying values.

Federal Home Loan Bank, Subordinated Debentures and Other Long Term Borrowings: The fair value of fixed rate borrowings are estimated using discounted cash flows, based on current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount on variable rate borrowings approximate their fair value.

Accrued Interest: The carrying amount of accrued interest approximates their fair value.

Off-Balance-Sheet Instruments: The carrying amount of commitments of to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance-sheet financial instruments is based on fees charged to enter into such agreements. These fees are not considered material.

The carrying amount and estimated fair values of the Company’s financial instruments are as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31,
(dollars in thousands)	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$32,022	$32,022	$18,249	$18,249
Securities available-for-sale	33,605	33,605	27,527	27,527
Loans held for sale	2,482	2,482	1,254	1,247
Loans, net	493,493	491,512	340,441	340,322
Accrued interest receivable	2,839	2,839	1,414	1,414

TOTAL	$564,441	$562,460	$388,885	$388,759

Financial liabilities
Deposits	$494,747	$493,273	$350,071	$351,326
Federal funds purchased	—	—	—	—
Other borrowings	41,747	41,362	16,700	16,674
Accrued interest payable	920	920	523	523

TOTAL	$537,414	$535,555	$367,294	$368,523

17. RELATED PARTY TRANSACTIONS

The Company and its subsidiary, Vision Bank, lease premises from Gulf Shores Investment Group, LLC, an Alabama limited liability company. Gulf Shores Investment Group, LLC consists of a majority of the directors of Vision Bancshares, Inc. Amounts paid under these leases and agreements approximated $327 thousand and $312 thousand in 2005 and 2004, respectively.

In November 2004, Vision Alabama entered into a lease agreement, as the tenant, with Elberta Holdings, LLC, an Alabama limited liability company. J. Daniel Sizemore and James R. Owen, Jr. (directors of Vision Bancshares, Inc.) are members of Elberta Holdings, LLC. The term of the lease is for ten years with an option to renew the lease for two additional terms of five years each. The monthly rent on this lease is in the amount of $5,418 per month. Payments to Elberta Holdings, LLC for this lease totaled approximately $65 thousand and $11 thousand in 2005 and 2004, respectively. In addition, Vision Alabama agreed to pay insurance on the property and the buildings and all real estate taxes.

In August 2004, Vision Florida entered into a lease agreement, as the tenant, with Bay County Investment Group, LLC, a Florida limited liability company. Bay County Investment Group, LLC consists of 23 directors of Vision Bancshares, Inc and/or Vision Florida. The term of this lease is for ten years with an option to renew the lease for three additional terms of three years each. The monthly rent on this lease is in the amount of $18,858 per month. Payments to Bay County Investment Group, LLC for this lease totaled approximately $226 thousand and $94 thousand in 2005 and 2004, respectively. In addition, Vision Florida agreed to pay all insurance on the property and building, and all real estate taxes.

The Skipper Insurance Agency, of which George W. Skipper, III (a director and principal shareholder of Vision Bancshares, Inc.) is an owner, provides insurance coverage, including but not limited to fire and extended coverage, general liability, fidelity bond and directors and officers liability insurance for the Company and its subsidiaries. The Company paid gross premiums of approximately $454 thousand in 2005 compared to $226 thousand in 2004.

In the opinion of the Company, the cost for the above services is at least as favorable as those that could have been obtained from an unaffiliated party.

Vision Bancshares Financial Group, Inc. (“Financial Group”), a wholly owned subsidiary of Vision Alabama, was incorporated in 2002 to conduct permissible insurance and securities networking activities. The Financial Group is licensed with the Alabama Department of Insurance as a producer. In October 2002, the Financial Group entered into a Services Agreement with Skipper Insurance Agencies (“Skipper Insurance”) whereby Skipper Insurance would market and sell insurance products through the Financial Group to customers of Vision Alabama. One or more employees of Skipper Insurance serve as dual employees of the Financial Group. Pursuant to the Services Agreement, Skipper Insurance pays the Financial Group fifty percent (50%) of all dual employees’ agent commissions under the New York Standard Contract attributable to the sale of insurance products and twenty percent (20%) of Skipper Insurance’s commissions attributable to the sale of property and casualty insurance products. During 2005 and 2004, the Financial Group received approximately $35 thousand and $29 thousand, respectively, in commissions from Skipper Insurance. In the opinion of the Company, the agreement for services is at least as favorable as those that could have been obtained from an unaffiliated party.

18. LEASES

The Company and its subsidiaries have entered into certain noncancellable operating and capitalized leases for premises and equipment used in connection with its operations. The majority of these noncancellable lease agreements contain renewal options for varying periods at the same or renegotiated rentals. Future minimum lease payments under all noncancellable operating and capitalized leases with initial or remaining terms (exclusive of renewal options) of one year or more at December 31, 2005 were as follows:

FUTURE MINIMUM LEASE PAYMENTS

(dollars in thousands)	Operating	Capitalized
Years Ending December 31,
2006	$1,230	$175
2007	1,183	175
2008	1,073	175
2009	1,058	175
2010	809	175
Thereafter	3,801	2,323

Total minimum lease payments	$9,154	$3,198

Less amount representing interest		(1,515)
Present value of minimum lease payments		$1,683

Rental expense totaled $1,300 thousand and $797 thousand for the years ended December 31, 2005 and 2004, respectively.

19. EARNINGS PER COMMON SHARE

The components used to calculate basic and diluted earnings per share are as follows:

EARNINGS PER COMMON SHARE

	Years Ended December 31,
(dollars in thousands, except per share data)	2005	2004
Earnings per common share computation:
Numerator:
Net Income	$6,681	$1,189
Denominator:
Average common shares outstanding	6,055,688	5,476,098
Earnings per common share	$1.10	$0.22
Diluted earnings per common share computation:
Numerator:
Net Income	$6,681	$1,189
Denominator:
Average common shares outstanding	6,055,688	5,476,098
Dilutive shares contingently issuable	348,826	161,248

Average diluted common shares outstanding	6,404,514	5,637,346
Diluted earnings per common share	$1.04	$0.21

20. INCOME TAXES

The consolidated provision for income taxes for the years ended December 31, 2005 and 2004 consists of the following:

PROVISION FOR INCOME TAXES

	Years Ended December 31,
(dollars in thousands)	2005	2004
Income Tax Expense:
Current Tax Expense	$4,452	$1,053
Deferred Tax (Benefit)	(598)	(435)

	$3,854	$618

The difference between actual income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

	Years Ended December 31,
(dollars in thousands)	2005	2004
Federal statutory income tax at 34%	$3,582	$615
State income taxes, net of federal tax benefit	278	38
Tax exempt interest	(6)	—
Corporate owned life insurance	(39)	(26)
Disallowed meals and entertainment	15	7
Non-deductible intangibles	—	5
Other	24	(21)

	$3,854	$618

The significant temporary differences that created deferred tax assets and liabilities at December 31 are as follows:

DEFERRED TAX ASSETS AND LIABILITIES

	Years Ended December 31,
(dollars in thousands)	2005	2004
Deferred tax assets:
Allowance for possible loan losses	$1,680	$1,188
Capitalized loan fees	756	421
Net operating loss carryforward	35	128
Deferred compensation	110	46
Unamortized intangible assets	102	135
Unrealized loss on securities available for sale	290	50
Other	—	17

Total deferred tax assets	2,973	1,985

Deferred tax liabilities:
Fixed assets	$538	$494
Goodwill	112	11
Other	8	—

Total deferred tax liability	658	505

Net deferred tax assets	$2,315	$1,480

Management believes it is more likely than not the Company will generate taxable income sufficient to realize the deferred tax benefit. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to income tax expense.

The Company had available at December 31, 2005, $794 thousand of unused state operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2010 to 2012.

21. CONDENSED PARENT COMPANY INFORMATION

STATEMENTS OF FINANCIAL CONDITION

	December 31,
(dollars in thousands)	2005	2004
Assets
Cash and due from banks	$6,579	$1,387
Investment in subsidiaries	56,700	40,389
Deferred tax assets	485	149
Other assets	7	8

Total assets	$63,771	$41,933

Liabilities and stockholder’s equity
Accounts payable	$—	$—
Junior subordinated debentures	15,464	—
Notes payable, stock owned and stock receivables from related VIEs	916	1,129
Other liabilities	—	8

Total liabilities	16,380	1,137

Stockholder’s equity
Common Stock, $1.00 par value; 10,000,000 authorized;
6,060,530 and 3,024,004 shares issued and outstanding at December 31, 2005 and 2004, respectively	6,061	3,024
Preferred stock $1.00 par value; 1,000,000 authorized; none issued	—	—
Additional paid in capital	36,030	38,960
Retained earnings	6,708	27
Accumulated other comprehensive loss	(492)	(86)
Less stock owned by and stock receivables from related VIEs	(916)	(1,129)

Total stockholder’s equity	47,391	40,796

Total liabilities and stockholder’s equity	$63,771	$41,933

STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands)	2005	2004
Income
Interest income	$23	$138
Dividends from subsidiaries	65	—
Expenses
Interest expense	64	—
Salaries and employee benefits	365	186
Occupancy expense	68	47
Legal fee expense	34	34
Accounting and professional fees	64	64
Miscellaneous expense	402	159

Total expenses	997	490

Loss before income tax benefit and equity in undistributed earnings of subsidiaries	(908)	(352)
Income tax benefit	(335)	(129)

Loss before equity in undistributed earnings of subsidiaries	(573)	(223)
Equity in undistributed earnings of subsidiaries	7,254	1,412

Net income	$6,681	$1,189

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2005	2004
Cash Flows From Operating Activities:
Net income	$6,681	$1,189
Adjustments to reconcile net income to net cash provided by operations
Deferred income tax expense (benefit)	(336)	(129)
Equity in undistributed earnings of subsidiaries	(7,254)	(1,412)
Net change in:
Other assets	(5)	138

Net cash used in operating activities	(914)	(214)
Cash Flows From Investing Activities:
Investment in subsidiaries	(9,000)	(10,300)
Cash paid in acquisition	—	(7,500)

Net cash used in investing activities	(9,000)	(17,800)
Cash Flows From Financing Activities:
Increase in other long term debt	15,000	—
Proceeds from the issuance of common stock	106	18,423

Net cash provided by financing activities	15,106	18,423

Net increase in cash and cash equivalents	5,192	409
Cash and cash equivalents at beginning of period	1,387	978

Cash and cash equivalents at end of period	$6,579	$1,387

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.8	Form of Agreement pursuant to the Vision Bancshares, Inc. Incentive Stock Compensation Plan.

10.9	Form of Agreement pursuant to the Vision Bancshares, Inc. Director Stock Plan.

10.10	Term Sheet regarding Executive Compensation Adjustment

10.15	Amended and Restated Trust Agreement as to Vision Bancshares Trust I dated as of December 5, 2005.

10.16	Junior Subordinated Debentures as to Vision Bancshares Trust I dated as of December 5, 2005.

10.17	Guarantee Agreement as to Vision Bancshares Trust I dated as of December 5, 2005.

10.18	Placement Agreement as to Vision Bancshares Trust I dated as of December 5, 2005.

21	Subsidiaries of Vision Bancshares, Inc.

23	Consent of Mauldin & Jenkins, LLC.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer