Form 10-Q
period 2006-03-31
VISION BANCSHARES INC
filed 2006-05-12
CIK 1095861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50719

VISION BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Alabama	63-1230752
(State of Incorporation)	(IRS Employer Identification No.)

2200 Stanford Road

Panama City, Florida 32405

(Address of principal executive offices)

(251) 967-4212

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2006
Common Stock, par value $1.00	6,063,462

VISION BANCSHARES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands)	March 31, 2006	December 31, 2005
	(unaudited)
Assets

Cash and due from banks	$26,771	$13,820
Federal funds sold	28,600	18,202

Cash and cash equivalents	55,371	32,022
Investment securities available for sale	34,133	33,605
Loans held for sale	3,669	2,482
Loans	523,352	499,242
Less: Allowance for loan losses	(6,251)	(5,749)

Loans, net	517,101	493,493
Premises and equipment, net	12,892	12,958
Accrued interest receivable	3,025	2,839
Deferred tax benefit	2,469	2,315
Goodwill	3,407	3,407
Cash Value Life Insurance	2,815	2,789
Core deposit intangible	467	486
Other assets	1,617	1,483

Total Assets	$636,966	$587,879

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$85,217	$82,471
Interest-bearing	455,448	412,276

Total Deposits	540,665	494,747
Advances from Federal Home Loan Bank	19,000	19,000
Other borrowings	7,185	7,283

Total Borrowings	26,185	26,283
Junior subordinated debentures	15,464	15,464
Accrued interest payable	1,173	920
Other liabilities	2,892	2,161

Total Liabilities	586,379	539,575
Noncontrolling interest	974	913

Stockholders’ Equity

Common stock, $1.00 par value; 10,000,000 shares authorized; 6,063,462 and 6,060,530 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	6,063	6,061
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	36,091	36,030
Retained earnings	8,853	6,708
Accumulated other comprehensive loss	(520)	(492)
Less stock owned by and stock receivables from related variable interest entities	(874)	(916)

Total Stockholders’ Equity	49,613	47,391

Total Liabilities and Stockholders’ Equity	$636,966	$587,879

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2006	2005
Interest income:
Interest and fees on loans	$11,570	$6,495
Interest and dividends on investment securities	349	270
Interest on federal funds sold	172	111

Total interest income	12,091	6,876

Interest expense:
Interest on deposits	3,780	1,861
Interest on borrowings	368	186
Interest on junior subordinated debentures	232	—

Total interest expense	4,380	2,047

Net interest income before provision for loan losses	7,711	4,829

Provision for loan losses	500	432

Net interest income after provision for loan losses	7,211	4,397

Noninterest income:
Service charges on deposits accounts	417	303
Loss on sale of securities	—	(7)
Secondary mortgage fees	262	156
Other noninterest income	146	90

Total noninterest income	825	542

Noninterest expense:
Salaries and benefits	2,524	1,839
Occupancy expense	462	332
Equipment expense	246	204
Data processing expense	237	208
Professional fees	176	147
Printing and office supplies	81	73
Advertising expense	131	68
Other noninterest expense	768	550

Total noninterest expense	4,625	3,421

Income before income taxes	3,411	1,518
Income tax expense	1,241	567
Noncontrolling interest	26	35

Net income	$2,144	$916

Basic earnings per share	$0.35	$0.15
Diluted earnings per share	0.34	0.14

Average number of shares outstanding	6,062,605	6,050,630
Average number of shares outstanding, diluted	6,371,525	6,349,374

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Owned and Stock Receivables from Related VIEs	Total Stockholders’ Equity
(dollars in thousands)	Shares	Par Value
Balance-December 31, 2004	3,024,004	$3,024	$38,960	$27	$(86)	$(1,129)	$40,796

Comprehensive income:
Net income	—	—	—	916	—	—	916
Other comprehensive loss:							—
Unrealized net holding loss on securities, net of reclassification adjustments and taxes	—	—	—	—	(252)	—	(252)

Total comprehensive income	—	—	—	—	—	—	664

Cash received - stock owned by and stock receivables from related VIEs	—	—	—	—	—	43	43
Two-for-one stock split	3,024,004	3,024	(3,024)	—	—	—	—
Issuance of common stock	4,700	5	33	—	—	—	38

Balance at March 31, 2005	6,052,708	$6,053	$35,969	$943	$(338)	$(1,086)	$41,541

Balance-December 31, 2005	6,060,530	$6,061	$36,030	$6,708	$(492)	$(916)	$47,391

Comprehensive income:
Net income	—	—	—	2,144	—	—	2,144
Other comprehensive loss:							—
Unrealized net holding loss on securities, net of reclassification adjustments and taxes	—	—	—	—	(28)	—	(28)

Total comprehensive income	—	—	—	—	—	—	2,116

Cash received - stock owned by and stock receivables from related VIEs	—	—	—	—	—	42	42
Stock compensation expense recognized in earnings	—	—	26	—	—	—	26
Issuance of common stock	2,932	2	35	—	—	—	37

Balance at March 31, 2006	6,063,462	$6,063	$36,091	$8,853	$(520)	$(874)	$49,613

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2006	2005
Cash flows from operating activities:
Net income	$2,144	$916
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	245	269
Provision for loan losses	500	432
Net loss on sales of premises and equipment	15	7
Deferred income tax benefit	(136)	(363)
Increase in loans originated and held for sale	(1,187)	(1,173)
Stock based compensation expense	26	—
Increase in accrued interest receivable	(186)	(232)
Increase in accrued interest payable	253	72
(Increase) decrease in other assets and bank owned life insurance	(161)	22
Increase in other liabilities	731	832

Net cash provided by operating activities	2,244	782

Cash flows from investing activities:
Proceeds from maturities/calls/paydown of investment securities available for sale	726	703
Purchases of investment securities available for sale	(1,274)	(218)
Increase in noncontrolling interest	61	106
Net increase in loans outstanding	(24,108)	(46,562)
Proceeds from sales of premises and equipment	1	52
Purchase of premises and equipment	(200)	(857)

Net cash used in investing activities	(24,794)	(46,776)

Cash flows from financing activities:
Net increase in demand, savings and time deposits	45,918	86,995
Net decrease in borrowings	(46)	(62)
Payments on principal of capital lease obligation	(10)	(9)
Proceeds from the issuance of common stock	37	38

Net cash provided by financing activities	45,899	86,962

Net increase in cash and cash equivalents	23,349	40,968

Cash and cash equivalents at beginning of period	32,022	18,249

Cash and cash equivalents at end of period	$55,371	$59,217

Supplemental cash flow information:
Cash paid during period for interest	$4,127	$1,975
Cash paid during period for income taxes	$184	$345

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements conform to accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on net income.

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

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB and the related amendments for the year ended December 31, 2005.

Note 2. Accounting Changes

During the quarter ended March 31, 2006 there were no changes in the Company’s critical accounting policies as reflected in the last report.

Note 3. Stock Plans

At March 31, 2006, the Company had an Incentive Stock Compensation Plan and a Director Stock Plan, which are described more fully in Note 14 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. On January 1, 2006, Vision adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No.

123, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Prior to January 1, 2006, Vision accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under the provisions of Vision’s stock option plans, the exercise price per share of each option granted cannot be less than the fair market value of the underlying common shares on the date of grant. As a result, Vision previously did not recognize any stock-based employee compensation expense in net income prior to January 1, 2006. As a result of adopting SFAS 123(R), Vision’s income before income taxes and net income for the quarter ended March 31, 2006, are $26 thousand and $25 thousand lower, respectively, than if Vision had continued to account for share-based compensation under the old method. Basic and diluted earnings per share for the quarter ended March 31, 2006, would have been $0.35 and $0.33, respectively, if Vision had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.35 and $0.34, respectively.

The following table illustrates the effect on net income and earnings per share had Vision applied fair value recognition to stock-based employee compensation, assuming the estimated fair value of the options as of the grant date is amortized to expense over the vesting period:

STOCK-BASED COMPENSATION

(dollars in thousands, except per share data)	Three Months Ended March 31, 2005
Net income as reported	$916
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(365)

Proforma net income	$551

Earnings per share:
Basic - as reported	$0.15
Basic - pro forma	$0.09
Diluted - as reported	$0.14
Diluted - pro forma	$0.09

The fair value was at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

ASSUMPTIONS

2005
Risk-free interest rate	4.14%
Dividend yield	2.00%
Volatility factor of the market price of parent stock	20.0%
Weighted-average expected life of options	10 years

The following table summarizes Vision’s stock options for the twelve months ended December 31, 2005 and for the three months ended March 31, 2006.

STOCK PLANS

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	748,000	$6.97

Granted	144,000	13.88
Exercised	(2,666)	5.94
Expired	(3,000)	7.50

Outstanding at December 31, 2005	886,334	$8.10

Weighted average estimated fair value of options granted during 2005	$144,000	$3.74

Outstanding at December 31, 2005	886,334	$8.10
Granted	—	—
Exercised	—	—
Expired	—	—

Outstanding at March 31, 2006	886,334	8.10

Exercisable at December 31, 2005	806,824	8.10

Exercisable at March 31, 2006	865,274	$8.08

Weighted average estimated fair value of options granted during 2006	$—	$—

The following summarizes information concerning Vision’s stock options outstanding at December 31, 2005 and March 31, 2006:

STOCK OPTIONS OUTSTANDING

Options Outstanding			Options Fully Vested and Exercisable			Options Expected To Vest
Option Shares Outstanding	Average Remaining Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (000)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (000)
PERIOD ENDING DECEMBER 31, 2005
238,334	4.5	$5.00	238,334	$5.00	$3,575	—	$—	$—
352,000	6.4	7.50	306,760	7.50	3,835	45,240	7.50	566
20,000	7.4	7.88	13,200	7.88	160	6,800	7.88	82
132,000	7.9	9.00	104,530	9.00	1,150	27,470	9.00	302
144,000	8.8	13.88	144,000	13.88	882	—	—	—

886,334	6.5	$8.10	806,824	$8.10	$9,602	79,510	$8.06	$950

PERIOD ENDING MARCH 31, 2006
238,334	4.5	$5.00	238,334	$5.00	$3,575	—	$—	$—
352,000	6.4	7.50	352,000	7.50	4,400	—	—	—
20,000	7.4	7.88	13,200	7.88	160	6,800	7.88	82
132,000	7.9	9.00	117,740	9.00	1,295	14,260	9.00	157
144,000	8.8	13.88	144,000	13.88	882	—	—	—

886,334	6.5	$8.10	865,274	$8.08	$10,312	21,060	$8.64	$239

The following table summarizes activity with regard to non-vested stock options since December 31, 2004:

NON-VESTED STOCK OPTIONS

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2004	163,984	$2.15

Granted	—	—
Vested	(83,124)	1.74
Forfeited	(1,350)	2.12

Outstanding at December 31, 2005	79,510	2.16

Granted	—	—
Vested	(58,450)	2.09
Forfeited	—	—

Outstanding at March 31, 2006	21,060	$2.35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Vision Bancshares, Inc. and its subsidiaries and on their results of operations during the first three months of 2006 and 2005. Virtually all of the Company’s operations are contained in its banking subsidiaries, Vision Alabama and Vision Florida.

This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-Q, particularly the preceding consolidated financial statements, and notes. This discussion and analysis should be read in conjunction with the Company’s 2005 Annual Report on Form 10-KSB.

The following discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as “anticipate,” “estimate,” “expect,” “may” and “should.” We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions and government fiscal and monetary policies, changes in prevailing interest rates and effectiveness of the Company’s interest rate strategies, laws, regulations and regulatory authorities affecting financial institutions, changes in and effectiveness of the Company’s operating or expansion strategies, geographic concentration of the Company’s assets and operations, competition from other financial services companies, unexpected financial results or outcomes of legal proceedings, and other risks detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission, including the risk factors outlined in Item 1A of Part II. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.

OVERVIEW

The Company recorded consolidated net income after tax for the quarter ended March 31, 2006 of $2.1 million, a 129.3% increase compared to last year’s first quarter net income of $916 thousand. This consolidated net income for the first quarter of 2006 consisted of net income of $1.9 million for Vision Alabama, net income of $492 thousand for Vision Florida and a net loss of $282 thousand for Vision Bancshares, Inc. (on a parent only basis). Per share earnings were $0.35 per basic share and $0.34 per diluted share for 2006’s first quarter, each 133.3% and 142.9% higher than per share earnings of $0.15 and $0.14, respectively, for the year-earlier period. Selected highlights from the first quarter’s results:

•	Vision’s net interest income, before the provision for loan losses, increased 59.7%, or $2.9 million, from the first quarter of 2005. This significant increase is attributable to higher market interest rates and the favorable impact of growth in earning assets due to business development activities in Vision Florida and in Vision Alabama.

•	Noninterest income increased 52.2%, or $283 thousand, from the first quarter of 2005. Due to an increase in the number of deposit accounts, service charges on deposit accounts increased 37.6%, or $114 thousand, from the comparable quarter in 2005 and were the major contributor to the growth in noninterest income during the period. Secondary mortgage fees increased 67.9%, or $106 thousand, and were also a major contributor to the growth during the quarter.

•	Noninterest expense increased 35.2%, or $1.2 million, from the first quarter of 2005. Salaries and benefits were up 37.2%, or $685 thousand, as a result of the general growth of the Company. All other noninterest expense categories are above the levels for the first quarter of 2005. This is partly due to the opening of the Beckrich and Santa Rosa Beach branches in the first quarter of 2005 in Vision Florida and the opening of the Daphne branch in Vision Alabama in the third quarter of 2005. In addition, the Destin, Florida loan production office established in the third quarter 2005 was converted to a full-service banking office in the first quarter 2006.

FINANCIAL CONDITION

March 31, 2006 compared to December 31, 2005

Loans

Loans comprised the largest single category of the Company’s earning assets at March 31, 2006. Loans, net of unearned income, were 89.4% of total earning assets at March 31, 2006 and 90.6% of total earning assets at December 31, 2005. Total loans, net of unearned income (excluding loans held for sale) were $523.4 million at March 31, 2006, representing a $24.2 million, or 4.8%, increase from the December 31, 2005 total loans of $499.2 million. Real estate loans (net of unearned income) increased $23.0 million, or 5.2%, to $462.9 million at March 31, 2006 from $439.9 million at December 31, 2005, while commercial loans increased $1.9 million, or 3.9%, to $50.2 million at March 31, 2006 from $48.3 million at December 31, 2005. Consumer and other loans decreased $692 thousand, or 6.3%, to $10.3 million at March 31, 2006 from $11.0 million at December 31, 2005. This growth in total loans outstanding during the first three months of 2006 resulted from continued loan demand in Vision Alabama and the growth of Vision Florida. The majority of the Company’s loan portfolio is secured by real estate with a majority of those loans consisting of commercial real estate, commercial construction, and 1-4 family first mortgage residential loans. There have been no major trends or changes in the concentration mix of the portfolio categories from year-end 2005.

Investment Securities

Investment securities increased $528 thousand, or 1.6%, to $34.1 million at March 31, 2006 from $33.6 million at December 31, 2005. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain public deposits. At March 31, 2006, $27.8 million, or 81.5%, of the Company’s investment portfolio available for sale was pledged as collateral against government deposits. At March 31, 2006, the Company had other short-term investments in the form of federal funds sold of $28.6 million, primarily due to the general deposit growth of the Company.

Deposits

Deposits are the Company’s primary source of funds used to support its earning assets. Total deposits were $540.7 million at March 31, 2006, an increase of $46.0 million, or 9.3%, over total deposits of $494.7 million at year-end 2005. Noninterest bearing deposits increased $2.7 million, or 3.3%, from year-end 2005 to March 31, 2006, while interest-bearing deposits at March 31, 2006 increased $43.2 million, or 10.5%, from year-end 2005. Of the total growth in interest-bearing deposits, $50.8 million occurred in certificates of deposits while interest-bearing demand deposits decreased $7.6 million. Time deposits of $100,000 or more increased $25.6 million, or 23.9%, to $132.9 million at March 31, 2006 from $107.3 million at year-end 2005. New branch openings, deposit pricing strategies implemented during 2006 and sustained demand for deposit products resulted in the increase in deposits experienced during the first three months of this year. Our primary emphasis is attracting and retaining core deposits from customers who will use other products and services offered by the Company. We realize, however, that in order to fund loan growth, it is necessary from time to time to pursue non-core funding sources such as brokered deposits and other borrowed funds such as FHLB advances. At March 31, 2006, we had $7.9 million in brokered time deposits and $19.0 million in FHLB advances.

The following table shows the breakdown of deposits at March 31, 2006 and December 31, 2005.

DEPOSITS

(dollars in thousands)	March 31, 2006	December 31, 2005
Noninterest bearing demand accounts	$85,217	$82,471
Interest-bearing demand accounts	131,741	133,937
Savings and money market deposits	80,659	86,107
Certificates of deposits less than $100,000	106,155	80,885
Certificates of deposits of $100,000 or more	132,893	107,347
Time deposit open accounts	4,000	4,000

	$540,665	$494,747

Debt

As of March 31, 2006, our debt consisted of advances from the FHLB of $19.0 million, a $1.7 million capitalized lease, $5.5 million in borrowings held by the VIEs and a $15.5 million junior subordinated note issued by the Company to its wholly owned statutory trust subsidiary, in connection with an offering of $15.0 million of trust preferred securities completed in December 2005. We used the proceeds from the trust preferred offering to make capital injections into the Banks. The FHLB advances were primarily used to fund the increase in loans.

Asset Quality

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

The following table is a summary of non-performing assets from continuing operations.

NONPERFORMING ASSETS

(dollars in thousands)	March 31, 2006	December 31, 2005
Nonaccrual loans	$2,598	$2,588
Restructured loans	—	—

Total nonperforming loans	2,598	2,588
Foreclosed properties	—	—
Repossessions	10	—

Total nonperforming assets	$2,608	$2,588

Accruing loans 90 days past due	$—	$1

Ratios
Loan loss allowance to nonperforming loans	240.61%	222.13%
Nonperforming loans to total loans, net of unearned interest	0.50%	0.52%
Nonperforming assets to total assets	0.41%	0.44%

At March 31, 2006, the Company’s nonaccrual loans consisted of $1.5 million in real estate loans, $994 thousand in commercial loans, and $120 thousand in loans to consumers. The Company had no restructured loans or nonaccruing investment securities at March 31, 2006.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. The allowance is based upon management’s estimated range of losses. Actual losses for these loans may vary significantly from this estimate. The Company’s allowance for loan losses was $6.3 million and $5.7 million at March 31, 2006 and December 31, 2005, respectively. The ratio of the allowance for loan losses to total loans, net of unearned income and excluding loans held for sale, was 1.19% at March 31, 2006 and 1.15% at December 31, 2005. The increase in reserves at March 31, 2006 was a result of the growth in the Company’s loan portfolio. The Company had net loan recoveries of $2 thousand during the three months ended March 31, 2006 compared to net charged-off loans of $23 thousand for the same period of 2005. Management is continually monitoring the markets in which we operate for any changes that could have a negative impact on the performance of the company and will take the appropriate steps to mitigate the impact of any negative trends. Based on the Banks’ loan loss adequacy calculation, management believes that the allowance for loan losses at March 31, 2006 is adequate to absorb known risk in the Company’s loan portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company’s loan portfolio or the need for additional provisions to the allowance for loan losses.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company, Vision Alabama, and Vision Florida to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2006 and December 31, 2005, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

As of March 31, 2006, the Banks were considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. Prompt corrective action provisions are not applicable to bank holding companies.

REGULATORY CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006
Total Risk-Based Capital
(to Risk-Weighted Assets)
Consolidated	$67,506	11.92%	$45,307	8.00%	N/A	N/A
Vision Alabama	40,559	11.48	28,258	8.00	35,323	10.00
Vision Florida	21,673	10.46	16,576	8.00	20,721	10.00

Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	61,256	10.82	22,654	4.00	N/A	N/A
Vision Alabama	36,499	10.33	14,129	4.00	21,194	6.00
Vision Florida	19,482	9.40	8,288	4.00	12,432	6.00

Tier 1 Leverage Capital
(to Average Assets)
Consolidated	61,256	10.07	24,341	4.00	N/A	N/A
Vision Alabama	36,499	9.50	15,375	4.00	19,219	5.00
Vision Florida	19,482	8.99	8,671	4.00	10,839	5.00

Liquidity

Proceeds from the sale of stock and dividends paid by the Banks are the primary source of funds available to the Company for payment of operating expenses and dividends to its shareholders. The Board of Directors has not declared or paid a dividend during the past five years. Vision Bancshares has not and will not likely generate any significant earnings on its own and will depend upon the payment of dividends by the Banks, if it is to pay dividends on its common stock. It is expected that for at least the next year of operation for the Banks, all earnings will be retained by the Banks for their future needs except for internal dividends paid to the Parent Company to support the debt service on its junior subordinated debentures. State and federal banking laws restrict the payment of dividends by the Banks.

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

Stockholders’ Equity

At March 31, 2006, shareholder’s equity totaled $49.6 million compared to $47.4 million at the end of 2005. This was a growth of $2.2 million, or 4.6%, and was primarily attributable to the Company’s net income of $2.1 million during the first three months of 2006. The Company issued $63 thousand in additional common stock under the Employee Stock Purchase Plan and experienced an increase of $28 thousand in accumulated other comprehensive loss. Stock owned by and stock receivables from related VIEs decreased by $42 thousand due to pay downs on the debt secured by Company stock.

Off-Balance Sheet Arrangements

To meet the financing needs of its customers, the Company is a party to financial instruments, including lines of credit and letters of credit, with off-balance sheet risk in the normal course of business. In the event of non-performance by the other party to the off-balance sheet financial instrument, the Company’s exposure to credit loss is the contractual amount of those instruments. A certain portion of these commitments are included in the Company’s calculation to determine the adequacy of its allowance for loan losses. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at March 31, 2006 follows:

UNFUNDED COMMITMENTS

(dollars in thousands)	March 31, 2006	December 31, 2005
Commitments to extend credit	$87,268	$100,062
Unused lines of credit	19,050	19,277
Financial standby letters of credit	33,587	35,854

	$139,905	$155,193

Comparison of Results of Operations for the Three Months Ended

March 31, 2006 and March 31, 2005

Net Interest Income

The Company emphasizes adjustable rate lending and the use of rate floors on its loans. In the current rate environment where the prime rate has increased from 7.25% at year end to 7.75% at March 31, 2006, management believes that these measures will result in long-term value for the Company.

Net interest income, the difference between the interest income on interest-earning assets and the interest expense paid on interest-bearing liabilities, is the largest component of the Company’s revenues. Net interest income before provision for loan losses was $7.7 million for the three months ended March 31, 2006, compared to $4.8 million for the same period in 2005, representing an increase of $2.9 million, or 60.4%. The most important factors behind the increase in net interest income between these periods were strong loan growth, higher market interest rates and active management of the pricing structure for both loans and deposits.

Interest income increased $5.2 million, or 75.4%, to $12.1 million for the three months ended March 31, 2006 from $6.9 million for the three months ended March 31, 2005. The average interest earning assets increased by $158.6 million, or 37.8%, to $578.2 million for the first quarter of 2006 from $419.6 million for the first quarter of 2005. This increase was paired by an increase of 188 basis points in the yield of those assets to 8.55% for the first quarter of 2006 from 6.67% for the first quarter of 2005, resulting in an increase in interest income.

Interest expense increased $2.4 million, or 120.0%, to $4.4 million for the three months ended March 31, 2006 from $2.0 million for the three months ended March 31, 2005. The average interest bearing liabilities increased $130.9 million, or 39.8%, to $459.8 million for the first quarter of 2006 from $328.9 million for the first quarter of 2005. This increase in the amount of interest bearing liabilities was paired with an increase of 136 basis points in the average rate paid on those liabilities to 3.78% for the first quarter of 2006 from 2.42% for the first quarter of 2005.

The relative performance of the Company’s net interest income is frequently measured by the net interest margin and the net interest rate spread. Net interest margin is net interest income as a percent of average earning assets and net interest rate spread is the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities.

Net interest margin for the first quarter of 2006 and 2005 was 5.46% and 4.76%, respectively, representing an increase of 70 basis points. Net interest rate spread for the first quarter of 2006 was 4.77%, an increase of 51 basis points from 4.26% for the same period of 2005. The increase in the net interest margin and net interest rate spread during the period was primarily a result of the higher increase in the average rate earned on interest earning assets as compared to the increase in the average rate paid on interest bearing liabilities. The earning asset yield increase for the three months ended March 31, 2006 was a result of the increase in the market interest rates and the increased loan activity which was attributable to the general growth of the Company and the economic environment along the Gulf Coast.

Provision for Loan Losses

The provision for loan losses is a charge to current earnings to maintain the allowance for loan losses at a level deemed appropriate by management. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. Substantial portions of the Company’s loans are secured by real estate along the Gulf Coast. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in property values within this area. The provisions for loan losses were $500 thousand and $432 thousand during the three months ended March 31, 2006 and 2005, respectively. This represented an increase of $68 thousand or 15.7%. During the three months ended March 31, 2006, the Company had net recoveries of $2 thousand compared to net charge-offs of $23 thousand for the same period of 2005.

Noninterest Income

Noninterest income for the three months ended March 31, 2006 was $825 thousand, compared to $542 thousand for the same period of 2005. This increase was primarily due to an increase of $114 thousand in service charges on deposit accounts caused by the growth in the number of new deposit accounts. Secondary mortgage fees increased $106 thousand from $156 thousand at March 31, 2005 to $262 thousand at March 31, 2006 as the Company focuses on growing the business generated from the secondary mortgage market. Other noninterest income increased $63 thousand.

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 2006 were $4.6 million, reflecting a $1.2 million, or 35.3%, increase over $3.4 million for the same period of 2005. The increases were spread throughout all expense categories and were mainly a result of the general growth and expansion activities of the Company during this period. During the third quarter 2005, the Company opened its new banking office in Daphne, Alabama. In addition, the Destin, Florida loan production office established in the third quarter 2005 was converted to a full-service banking office in the first quarter 2006.

Salaries and employee benefits increased by $685 thousand, or 37.2%, for the three months ended March 31, 2006, as compared to the same period in the prior year. Salaries increased primarily due to normal merit raises and additions to staff due to growth and expansion activities.

Occupancy and equipment related expenses increased by $172 thousand or 32.1%, for the three months ended March 31, 2006 compared to the same period in the prior year. The largest increase in this category was the increase in depreciation expense on furniture and fixtures due to the expansion activities of the Company. An increase in these expenses in 2006 was expected with the opening of two branch offices since the first quarter of 2005.

Other noninterest expenses increased by $347 thousand, or 33.2%, for the three months ended March 31, 2006, as compared to the same period in the prior year. The increase in other noninterest expenses is spread over all other noninterest categories, but primarily attributable to increases in advertising, data processing and professional fees.

Income Taxes

The income tax expense for the three months ended March 31, 2006 was $1.2 million, or an effective rate of 36.7% (adjusted for noncontrolling interest), compared to tax expense of $567 thousand, or an effective rate of 38.2% (adjusted for noncontrolling interest), for the comparable 2005 period. The increase in income tax expense was due to the increase in net operating income before taxes. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company’s market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. Management addresses this risk through an active asset/liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company’s market risk and strategies for market risk management are more fully described in its 2005 annual report of Form 10-KSB. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2006. Through March 31, 2006, management has not utilized derivatives as a part of this process. There have been no material changes in market risk since 2005 year end as disclosed in the 2005 Form 10-KSB.

Item 4. Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls procedures are functioning effectively to provide reasonable assurance that the Company is meeting its disclosure obligations.

Pursuant to an evaluation by the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, the Company has concluded that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected or is reasonably likely to affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Changes in interest rates may negatively affect our earnings and the value of our assets.

Changes in interest rates may affect the Company’s level of net interest income. If interest rates decline, we may pay interest on our customers’ interest-bearing deposits and our other liabilities at higher rates than the interest rates paid to us by our customers on outstanding loans that were made on a floating rate basis. This situation would result in an adverse effect on our earnings.

We may experience rapid growth in the future that could strain our limited resources. Our failure to effectively manage such growth could adversely affect our ability to earn profits.

We have offices located on the Gulf Coast in Alabama and Florida. If we fail to anticipate growth in our lending business or are otherwise unable to provide adequate staffing in any of the markets in which we operate, our credit quality, underwriting functions and risk management could be adversely affected, resulting in a reduced ability to earn profits.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our current capital will satisfy our capital requirements for at least the next 12 months. We may, however, need to raise additional capital to support our continued future growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us or you. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. If we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors.

If our assumptions are wrong, our current allowance may not be sufficient to cover our loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

Our operations are subject to extensive governmental regulation.

Vision Bancshares is a registered bank holding company under the Bank Holding Company Act of 1956, and our subsidiary banks are state banking corporations. Accordingly, they are subject to extensive governmental regulation, legislation and control. These laws limit the manner in which we operate, including the amount of loans we can originate, interest we can charge on loans, fees we can charge for certain services, and dividends we may pay. We cannot predict whether, or the extent to which, the government and governmental organizations may change any of these laws or controls. We also cannot predict how any of these changes would adversely affect our business and prospects.

Because we are significantly smaller than the majority of our competitors, we may lack the financial and technological resources to compete successfully.

Banking is a highly competitive business. Our subsidiary banks compete for customers and employees with banks that are more established as well as with other financial and depository institutions. Many of these institutions have much greater financial resources and experience than we have. The banking business is becoming more dependent on technology, and many customers of banks are utilizing new ways to conduct their banking business such as through the use of personal computers and the Internet. This technology is enabling financial institutions to reach potential customers in geographic areas and in ways not previously served by these institutions. In addition, legislation recently passed by Congress permits banks and bank holding companies to acquire and operate securities firms, insurance companies, and other businesses in the financial services industry. This legislation may be particularly helpful to larger banks.

We do not anticipate paying dividends for the foreseeable future.

We do not anticipate paying dividends for the foreseeable future. We believe the following factors will affect Vision Bancshares’s ability to pay dividends in the near future:

•	Vision Bancshares has not and will not likely generate any significant earnings on its own, and it will depend upon the payment to it of dividends by its subsidiary banks, if it is to pay dividends on its common stock.

•	We expect that for the foreseeable future, our subsidiary banks will retain all earnings for the future needs of each bank except for internal dividends paid to the Parent Company to support the debt service on its junior subordinated debentures.

•	State and federal banking laws restrict the payment of dividends by banks.

Our stock price may fluctuate.

The stock market has, from time to time, experienced extreme price and volume fluctuations, which often have been unrelated to the operating performance of particular companies. Any announcement with respect to the banking industry, market conditions or any variance in our revenues or earnings from levels generally expected by securities analysts for a given period could have an immediate and significant effect on the trading price of our common stock.

Diversification in types of financial services may adversely affect our financial performance.

As part of our business strategy, we may in the future further diversify our lines of business into areas that are not traditionally associated with the banking business. As a result, we would need to manage the development of new business lines in which we had not previously participated. Each new business line would require the investment of additional capital and the significant involvement of our senior management to develop and integrate the service subsidiaries with our traditional banking operations. We can offer no assurances that we will be able to develop and integrate the new services without adversely affecting our financial performance.

Monetary policies and economic factors may limit our ability to attract deposits or make loans.

The monetary policies of federal regulatory authorities, particularly the Board of Governors of the Federal Reserve System, and economic conditions in our service area and the United States generally, affect our ability to attract deposits and extend loans. We cannot predict either the nature or timing of any changes in these monetary policies and economic conditions, including the Federal Reserve Board’s interest rate policies, or their impact on our financial performance. The banking business is subject to various material business risks, which may become more acute in periods of economic slowdown or recession. During such periods, foreclosures generally increase and such conditions could also lead to a potential decline in deposits and demand for loans.

Because the directors and executive officers of Vision Bancshares currently own approximately 36 percent of the outstanding common stock, they will have more influence over actions requiring a shareholder vote than you may have.

Our directors and executive officers own approximately 36 percent of Vision Bancshares common stock. As a result, they will likely be able to control the outcome of director elections or block a significant transaction that might otherwise be favored by the shareholders who are not directors.

Because our articles of incorporation contain provisions that may deter a change in control, you may be deprived of an opportunity to sell your shares at a premium over market prices.

Our articles of incorporation contain two provisions that may deter an attempt to change or gain control of Vision Bancshares. First, the articles authorize a separate class of preferred stock, the terms of which may be established by the board of directors. Preferred stock could be issued to persons selected by, and friendly to, the board of directors. Second, they provide that directors shall be elected to terms of three years with approximately one-third of the board elected each year, and directors may only be removed by the shareholders for cause. Thus, two director elections would be required to change a majority of the board. These provisions could make it more difficult to change control of Vision Bancshares. As a result, you may be deprived of opportunities to sell some or all of your shares at prices that represent a premium over market prices.

Limited geographic area increases our risk from economic downturn.

We conduct business in Alabama and Florida on the Gulf Coast regions of both states. An economic downturn in the economies of these states or significant storms such as hurricanes could adversely affect our financial performance, particularly our ability to attract deposits and extend loans.

In evaluating an investment in shares of our common stock, the factors set forth in this section should be carefully considered, along with other matters discussed in reports and other filings that we have made with the Securities and Exchange Commission. It should not be assumed that we have listed or described the only risks that could affect our future performance or the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed in the Exhibit Index on page 27 of this Form 10-Q are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vision Bancshares, Inc.
(Registrant)

By:	/s/ J. Daniel Sizemore
J. Daniel Sizemore, Chairman, Chief Executive Officer and President

Date: May 12, 2006

By:	/s/ William E. Blackmon
William E. Blackmon, Chief Financial Officer and Chief Accounting Officer

Date: May 12, 2006

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