Form 10-Q
period 2006-06-30
VISION BANCSHARES INC
filed 2006-08-11
CIK 1095861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50719

VISION BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Alabama	63-1230752
(State of Incorporation)	(IRS Employer Identification No.)

2200 Stanford Road

Panama City, Florida 32405

(Address of principal executive offices)

(Registrant’s telephone number)    (251) 967-4212

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2006
Common Stock, par value $1.00	6,063,592

VISION BANCSHARES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands)	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash and due from banks	$33,384	$13,820
Federal funds sold	57,047	18,202

Cash and cash equivalents	90,431	32,022
Investment securities available for sale	28,601	33,605
Loans held for sale	2,803	2,482
Loans	553,375	499,242
Less: Allowance for loan losses	(6,418)	(5,749)

Loans, net	546,957	493,493
Premises and equipment, net	12,889	12,958
Accrued interest receivable	3,152	2,839
Deferred tax benefit	2,606	2,315
Goodwill	3,407	3,407
Cash Value Life Insurance	2,841	2,789
Core deposit intangible	449	486
Other assets	1,590	1,483

Total Assets	$695,726	$587,879

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$107,396	$82,471
Interest-bearing	488,060	412,276

Total Deposits	595,456	494,747
Advances from Federal Home Loan Bank	19,000	19,000
Other borrowings	7,100	7,283

Total Borrowings	26,100	26,283
Junior subordinated debentures	15,464	15,464
Accrued interest payable	1,509	920
Other liabilities	4,315	2,161

Total Liabilities	642,844	539,575
Noncontrolling interest	1,013	913
Stockholders’ Equity

Common stock, $1.00 par value; 10,000,000 shares authorized; 6,063,592 and 6,060,530 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	6,064	6,061
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	36,106	36,030
Retained earnings	11,153	6,708
Accumulated other comprehensive loss	(623)	(492)
Less stock owned by and stock receivables from related variable interest entities	(831)	(916)

Total Stockholders’ Equity	51,869	47,391

Total Liabilities and Stockholders’ Equity	$695,726	$587,879

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$12,642	$8,089	$24,212	$14,584
Interest and dividends on investment securities	352	349	701	619
Interest on federal funds sold	513	281	685	392

Total interest income	13,507	8,719	25,598	15,595

Interest expense:
Interest on deposits	4,760	2,532	8,540	4,393
Interest on borrowings	343	179	711	365
Interest on junior subordinated debentures	255	—	487	—

Total interest expense	5,358	2,711	9,738	4,758

Net interest income before provision for loan losses	8,149	6,008	15,860	10,837

Provision for loan losses	240	420	740	852

Net interest income after provision for loan losses	7,909	5,588	15,120	9,985

Noninterest income:
Service charges on deposits accounts	439	352	856	655
Secondary mortgage fees	411	187	673	289
Other noninterest income	149	191	295	328

Total noninterest income	999	730	1,824	1,272

Noninterest expense:
Salaries and benefits	2,925	2,309	5,449	4,148
Occupancy expense	497	379	959	711
Equipment expense	268	216	514	420
Data processing expense	286	248	523	456
Professional fees	213	216	389	363
Printing and office supplies	91	96	172	169
Advertising expense	97	72	228	140
Other noninterest expense	883	611	1,651	1,161

Total noninterest expense	5,260	4,147	9,885	7,568

Income before income taxes	3,648	2,171	7,059	3,689
Income tax expense	1,319	727	2,560	1,294
Noncontrolling interest	28	49	54	84

Net income	$2,301	$1,395	$4,445	$2,311

Basic earnings per share	$0.38	$0.23	$0.73	$0.38
Diluted earnings per share	0.36	0.22	0.70	0.36

Average number of shares outstanding	6,063,533	6,053,488	6,063,072	6,052,067
Average number of shares outstanding, diluted	6,385,616	6,405,537	6,377,234	6,367,332

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Owned and Stock Receivables from Related VIEs	Total Stockholders’ Equity
(dollars in thousands)	Shares	Par Value
Balance-December 31, 2004	3,024,004	$3,024	$38,960	$27	$(86)	$(1,129)	$40,796

Comprehensive income:
Net income	—	—	—	2,311	—	—	2,311
Other comprehensive loss:
Unrealized net holding loss on securities, net of reclassification adjustments and taxes	—	—	—	—	(152)	—	(152)

Total comprehensive income	—	—	—	—	—	—	2,159

Cash received—stock owned by and stock receivables from related VIEs	—	—	—	—	—	128	128
Two-for-one stock split	3,024,004	3,024	(3,024)	—	—	—	—
Issuance of common stock	4,700	7	48	—	—	—	55

Balance at June 30, 2005	6,052,708	$6,055	$35,984	$2,339	$(238)	$(1,001)	$43,139

Balance-December 31, 2005	6,060,530	$6,061	$36,030	$6,708	$(492)	$(916)	$47,391

Comprehensive income:
Net income	—	—	—	4,445	—	—	4,445
Other comprehensive loss:
Unrealized net holding loss on securities, net of reclassification adjustments and taxes	—	—	—	—	(131)	—	(131)

Total comprehensive income	—	—	—	—	—	—	4,314

Cash received—stock owned by and stock receivables from related VIEs	—	—	—	—	—	85	85
Stock compensation expense recognized in earnings	—	—	39	—	—	—	39
Issuance of common stock	3,062	3	37	—	—	—	40

Balance at June 30, 2006	6,063,592	$6,064	$36,106	$11,153	$(623)	$(831)	$51,869

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2006	2005
Cash flows from operating activities:
Net income	$4,445	$2,311
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	493	527
Provision for loan losses	740	852
Net loss on sales of premises and equipment	15	44
Deferred income tax benefit	(215)	(589)
Increase in loans originated and held for sale	(321)	(7,420)
Stock based compensation expense	39	—
Increase in accrued interest receivable	(313)	(594)
Increase in accrued interest payable	589	157
Increase in other assets and bank owned life insurance	(247)	(20)
Increase in other liabilities	2,154	410

Net cash provided by operating activities	7,379	(4,322)

Cash flows from investing activities:
Proceeds from maturities/calls/paydown of investment securities available for sale	10,546	1,823
Purchases of investment securities available for sale	(5,700)	(9,061)
Increase in noncontrolling interest	100	211
Net increase in loans outstanding	(54,204)	(90,751)
Proceeds from sales of foreclosed assets	—	242
Proceeds from sales of premises and equipment	1	52
Purchase of premises and equipment	(364)	(1,491)

Net cash used in investing activities	(49,621)	(98,975)

Cash flows from financing activities:
Net increase in demand, savings and time deposits	100,709	152,749
Net decrease in borrowings	(77)	(67)
Payments on principal of capital lease obligation	(21)	(19)
Proceeds from the issuance of common stock	40	55

Net cash provided by financing activities	100,651	152,718

Net increase in cash and cash equivalents	58,409	49,421
Cash and cash equivalents at beginning of period	32,022	18,249

Cash and cash equivalents at end of period	$90,431	$67,670

Supplemental cash flow information:
Cash paid during period for interest	$9,149	$4,601
Cash paid during period for income taxes	$184	$1,788

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

The consolidated financial statements include the accounts of Vision Bancshares, Inc. (“the Company” or “Vision”), Vision Bank, its wholly owned Alabama bank subsidiary, (“Vision Alabama”) and Vision Bank, its wholly owned Florida subsidiary, (“Vision Florida”; together with Vision Alabama the “Banks”). The consolidated financial statements also include Vision Alabama’s wholly owned subsidiary, Vision Bancshares Financial Group, Inc. (“Financial Group”) and all Variable Interest Entities (“VIEs”) for which the Company is the primary beneficiary. All material inter-company balances and transactions have been eliminated.

The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB and the related amendments for the year ended December 31, 2005.

Note 2. Accounting Changes

During the quarter ended June 30, 2006 there were no changes in the Company’s critical accounting policies as reflected in the last report.

Note 3. Stock Plans

At June 30, 2006, the Company had an Incentive Stock Compensation Plan and a Director Stock Plan, which are described more fully in Note 14 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. On January 1, 2006, Vision adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Prior to January 1, 2006, Vision accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under the provisions of Vision’s stock option plans, the exercise price per share of each option granted cannot be less than the fair market value of the underlying common shares on the date of grant. As a result, Vision previously did not recognize any stock-based employee compensation expense in net income prior to January 1, 2006. As a result of adopting SFAS 123(R), Vision’s income before income taxes and net income for the quarter ended June 30, 2006, are $13 thousand and $14 thousand lower, respectively, than if Vision had continued to account for share-based compensation under the old method. Basic and diluted earnings per share for the quarter ended June 30, 2006, would have been $0.38 and $0.36, respectively, if Vision had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.38 and $0.36, respectively. For the six months ended June 30, 2006, Vision’s income before income taxes and net income are $39 thousand and $38 thousand lower, respectively, than if Vision had continued to account for share-based compensation under the old method. Basic and diluted earnings per share for the six months ended June 30, 2006, would have been $0.74 and $0.70, respectively, if Vision had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.73 and $0.70, respectively.

The following table illustrates the effect on net income and earnings per share had Vision applied fair value recognition to stock-based employee compensation, assuming the estimated fair value of the options as of the grant date is amortized to expense over the vesting period:

STOCK-BASED COMPENSATION

(dollars in thousands, except per share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$1,395	$2,311
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22)	(387)

Proforma net income	$1,373	$1,924

Earnings per share:
Basic - as reported	$0.23	$0.38
Basic - pro forma	$0.23	$0.32
Diluted - as reported	$0.22	$0.36
Diluted - pro forma	$0.21	$0.30

The fair value was at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

ASSUMPTIONS

2005
Risk-free interest rate	4.14%
Dividend yield	2.00%
Volatility factor of the market price of parent stock	20.0%
Weighted-average expected life of options	10 years

The following table summarizes Vision’s stock options for the twelve months ended December 31, 2005 and for the six months ended June 30, 2006.

STOCK PLANS

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	748,000	$6.97
Granted	144,000	13.88
Exercised	(2,666)	5.94
Expired	(3,000)	7.50

Outstanding at December 31, 2005	886,334	$8.10

Weighted average estimated fair value of options granted during 2005	$144,000	$3.74

Outstanding at December 31, 2005	886,334	$8.10
Granted	—	—
Exercised	—	—
Expired	—	—

Outstanding at June 30, 2006	886,334	8.10

Exercisable at December 31, 2005	806,824	8.10

Exercisable at June 30, 2006	865,274	$8.08

Weighted average estimated fair value of options granted during 2006	$—	$—

The following summarizes information concerning Vision’s stock options outstanding at December 31, 2005 and June 30, 2006:

STOCK OPTIONS OUTSTANDING

Options Outstanding			Options Fully Vested and Exercisable			Options Expected To Vest
Option Shares Outstanding	Average Remaining Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (000)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (000)

PERIOD ENDING DECEMBER 31, 2005

238,334	4.5	$ 5.00	238,334	$ 5.00	$ 3,575	—	$—	$—
352,000	6.4	7.50	306,760	7.50	3,835	45,240	7.50	566
20,000	7.4	7.88	13,200	7.88	160	6,800	7.88	82
132,000	7.9	9.00	104,530	9.00	1,150	27,470	9.00	302
144,000	8.8	13.88	144,000	13.88	882	—	—	—

886,334	6.5	$ 8.10	806,824	$ 8.10	$9,602	79,510	$8.06	$950

PERIOD ENDING JUNE 30, 2006

238,334	4.2	$ 5.00	238,334	$ 5.00	$ 3,754	—	$—	$—
352,000	6.2	7.50	352,000	7.50	4,664	—	—	—
20,000	7.1	7.88	13,200	7.88	170	6,800	7.88	88
132,000	7.6	9.00	117,740	9.00	1,383	14,260	9.00	168
144,000	8.6	13.88	144,000	13.88	990	—	—	—

886,334	6.3	$ 8.10	865,274	$ 8.08	$10,961	21,060	$8.64	$256

The following table summarizes activity with regard to non-vested stock options since December 31, 2004:

NON-VESTED STOCK OPTIONS

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2004	163,984	$2.15

Granted	—	—
Vested	(83,124)	1.74
Forfeited	(1,350)	2.12

Outstanding at December 31, 2005	79,510	2.16

Granted	—	—
Vested	(58,450)	2.09
Forfeited	—	—

Outstanding at June 30, 2006	21,060	$2.35

Note 4. Related Party Transactions

In October 2002, Vision Alabama was a party to a services agreement with Skipper Insurance Agencies (“Skipper Insurance”) of which George W. Skipper, III (a director and principal shareholder of Vision Bancshares, Inc.) is an owner. The agreement provided for the sale of insurance and investment products to customers of Vision Alabama. In May 2006, the Board of Directors for Vision Alabama voted to curtail the provision of investment products under the services agreement and approved the payment of $200,000 to Skipper Insurance. Of this payment, approximately $80,000 was for the purchase of fixed assets and the remaining $120,000 was to reimburse Skipper Insurance for a portion of the start up cost associated with this arrangement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Vision Bancshares, Inc. and its subsidiaries and on their results of operations during the first six months of 2006 and 2005. Virtually all of the Company’s operations are contained in its banking subsidiaries, Vision Alabama and Vision Florida.

This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-Q, particularly the preceding consolidated financial statements, and notes. This discussion and analysis should be read in conjunction with the Company’s 2005 Annual Report on Form 10-KSB.

The following discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as “anticipate,” “estimate,” “expect,” “may” and “should.” We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions and government fiscal and monetary policies, changes in prevailing interest rates and effectiveness of the Company’s interest rate strategies, laws, regulations and regulatory authorities affecting financial institutions, changes in and effectiveness of the Company’s operating or expansion strategies, geographic concentration of the Company’s assets and operations, competition from other financial services companies, unexpected financial results or outcomes of legal proceedings, and other risks detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission, including the risk factors outlined in Item 1A of Part II of the 10-Q for Vision Bancshares for March 31, 2006. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.

OVERVIEW

The Company recorded consolidated net income after tax for the quarter ended June 30, 2006 of $2.3 million, a 64.3% increase compared to last year’s second quarter net income of $1.4 million. This consolidated net income for the second quarter of 2006 consisted of net income of $1.8 million for Vision Alabama, net income of $777 thousand for Vision Florida and a net loss of $277 thousand for Vision Bancshares, Inc. (on a parent only basis). Per share earnings were $0.38 per basic share and $0.36 per diluted share for 2006’s second quarter, each 65.2% and 63.6% higher than per share earnings of $0.23 and $0.22, respectively, for the year-earlier period. Year-to-date earnings in 2006 of $4.4 million were 91.3% higher than year-to-date earnings in 2005 of $2.3 million. Selected highlights from the second quarter’s results:

•	Vision’s net interest income, before the provision for loan losses, increased 35.6%, or $2.1 million, from the second quarter of 2005. This significant increase is attributable to higher market interest rates and the favorable impact of growth in earning assets due to business development activities in Vision Florida and in Vision Alabama.

•	Noninterest income increased 36.8%, or $269 thousand, from the second quarter of 2005. Secondary mortgage fees increased 119.8%, or $224 thousand, and were the major contributors to the growth in noninterest income during the period. Due to an increase in the number of deposit accounts, service charges on deposit accounts increased 24.7%, or $87 thousand, from the comparable quarter in 2005. The increase in service charges was therefore also a major contributor to the growth during the quarter.

•	Noninterest expense increased 26.8%, or $1.1 million, from the second quarter of 2005. Salaries and benefits were up 26.7%, or $616 thousand, as a result of the general growth of the Company. Most other noninterest expense categories are above the levels for the second quarter of 2005. This is partly due to the opening of the Daphne branch in Vision Alabama in the third quarter of 2005. In addition, the Destin, Florida loan production office established in the third quarter 2005 was converted to a full-service banking office in the first quarter 2006.

FINANCIAL CONDITION

June 30, 2006 compared to December 31, 2005

Loans

Loans comprised the largest single category of the Company’s earning assets at June 30, 2006. Loans, net of unearned income, were 86.7% of total earning assets at June 30, 2006 and 90.6% of total earning assets at December 31, 2005. Total loans, net of unearned income (excluding loans held for sale) were $553.4 million at June 30, 2006, representing a $54.2 million, or 10.9%, increase from the December 31, 2005 total loans of $499.2 million. Real estate loans (net of unearned income) increased $43.9 million, or 10.0%, to $483.8 million at June 30, 2006 from $439.9 million at December 31, 2005, while commercial loans increased $10.5 million, or 21.7%, to $58.8 million at June 30, 2006 from $48.3 million at December 31, 2005. Consumer and other loans decreased $249 thousand, or 2.3%, to $10.7 million at June 30, 2006 from $11.0 million at December 31, 2005. This growth in total loans outstanding during the first six months of 2006 resulted from continued loan demand in Vision Alabama and the growth of Vision Florida. The majority of the Company’s loan portfolio is secured by real estate with a majority of those loans consisting of commercial real estate, commercial construction, and 1-4 family first mortgage residential loans. There have been no major trends or changes in the concentration mix of the portfolio categories from year-end 2005.

Investment Securities

Investment securities decreased $5.0 million, or 14.9%, to $28.6 million at June 30, 2006 from $33.6 million at December 31, 2005. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain public deposits. At June 30, 2006, $21.1 million, or 73.6%, of the Company’s investment portfolio available for sale was pledged as collateral against government deposits. At June 30, 2006, the Company had other short-term investments in the form of federal funds sold of $57.0 million, primarily due to the general deposit growth of the Company.

Deposits

Deposits are the Company’s primary source of funds used to support its earning assets. Total deposits were $595.5 million at June 30, 2006, an increase of $100.8 million, or 20.4%, over total deposits of $494.7 million at year-end 2005. Noninterest bearing deposits increased $24.9 million, or 30.2%, from year-end 2005 to June 30, 2006, while interest-bearing deposits at June 30, 2006 increased $75.8 million, or 18.4%, from year-end 2005. Of the total growth in interest-bearing deposits, $89.1 million occurred in certificates of deposits while interest-bearing demand deposits decreased $17.5 million. Time deposits of $100,000 or more increased $47.1 million, or 43.9%, to $154.4 million at June 30, 2006 from $107.3 million at year-end 2005. New branch openings, deposit pricing strategies implemented during 2006 and sustained demand for deposit products resulted in the increase in deposits experienced during the first six months of this year. Our primary emphasis is attracting and retaining core deposits from customers who will use other products and services offered by the Company. We realize, however, that in order to fund loan growth, it is necessary from time to time to pursue non-core funding sources such as brokered deposits and other borrowed funds such as FHLB advances. At June 30, 2006, we had $10.7 million in brokered time deposits and $19.0 million in FHLB advances.

The following table shows the breakdown of deposits at June 30, 2006 and December 31, 2005.

DEPOSITS

(dollars in thousands)	June 30, 2006	December 31, 2005
Noninterest bearing demand accounts	$107,396	$82,471
Interest-bearing demand accounts	116,441	133,937
Savings and money market deposits	90,278	86,107
Certificates of deposits less than $100,000	122,923	80,885
Certificates of deposits of $100,000 or more	154,418	107,347
Time deposit open accounts	4,000	4,000

	$595,456	$494,747

Debt

As of June 30, 2006, our debt consisted of advances from the FHLB of $19.0 million, a $1.7 million capitalized lease, $5.4 million in borrowings held by the VIEs and a $15.5 million junior subordinated note issued by the Company to its wholly owned statutory trust subsidiary, in connection with an offering of $15.0 million of trust preferred securities completed in December 2005. We used the proceeds from the trust preferred offering to make capital injections into the Banks. The FHLB advances were primarily used to fund the increase in loans.

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

The following table is a summary of non-performing assets from continuing operations.

NONPERFORMING ASSETS

(dollars in thousands)	June 30, 2006	December 31, 2005
Nonaccrual loans	$2,812	$2,588
Restructured loans	—	—

Total nonperforming loans	2,812	2,588
Foreclosed properties	—	—
Repossessions	—	—

Total nonperforming assets	$2,812	$2,588

Accruing loans 90 days past due	$—	$1

Ratios
Loan loss allowance to nonperforming loans	228.24%	222.13%
Nonperforming loans to total loans, net of unearned interest	0.51%	0.52%
Nonperforming assets to total assets	0.40%	0.44%

At June 30, 2006, the Company’s nonaccrual loans consisted of $1.7 million in real estate loans, $984 thousand in commercial loans, and $116 thousand in loans to consumers. The Company had no restructured loans or nonaccruing investment securities at June 30, 2006.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. The allowance is based upon management’s estimated range of losses. Actual losses for these loans may vary significantly from this estimate. The Company’s allowance for loan losses was $6.4 million and $5.7 million at June 30, 2006 and December 31, 2005, respectively. The ratio of the allowance for loan losses to total loans, net of unearned income and excluding loans held for sale, was 1.16% at June 30, 2006 and 1.15% at December 31, 2005. The increase in reserves at June 30, 2006 was a result of the growth in the Company’s loan portfolio. The

Company’s net charged-off loans (defined as charged-off loans less loan recoveries) were $71 thousand during the six months ended June 30, 2006 compared to $16 thousand for the same period of 2005. Management is continually monitoring the markets in which we operate for any changes that could have a negative impact on the performance of the company and will take the appropriate steps to mitigate the impact of any negative trends. Based on the Banks’ loan loss adequacy calculation, management believes that the allowance for loan losses at June 30, 2006 is adequate to absorb known risk in the Company’s loan portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company’s loan portfolio or the need for additional provisions to the allowance for loan losses.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company, Vision Alabama, and Vision Florida to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2006 and December 31, 2005, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

As of June 30, 2006, the Banks were considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. Prompt corrective action provisions are not applicable to bank holding companies.

REGULATORY CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$70,053	11.67%	$48,015	8.00%	N/A	N/A
Vision Alabama	42,301	11.40	29,672	8.00	37,091	10.00
Vision Florida	23,442	10.51	17,838	8.00	22,298	10.00

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	63,635	10.60	24,008	4.00	N/A	N/A
Vision Alabama	38,165	10.29	14,836	4.00	22,254	6.00
Vision Florida	21,160	9.49	8,919	4.00	13,379	6.00

Tier 1 Leverage Capital (to Average Assets)
Consolidated	63,635	9.61	26,500	4.00	N/A	N/A
Vision Alabama	38,165	9.58	15,941	4.00	19,926	5.00
Vision Florida	21,160	8.52	9,932	4.00	12,415	5.00

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

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. Funds are also available through the purchase of federal funds from other commercial banks. As members of the FHLB of Atlanta, the Banks also have access to various credit programs to assist with liquidity needs. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable Company cash position.

Stockholders’ Equity

At June 30, 2006, stockholders’ equity totaled $51.9 million compared to $47.4 million at the end of 2005. This was a growth of $4.5 million, or 9.5%, and was primarily attributable to the Company’s net income of $4.4 million during the first six months of 2006. The Company issued $40 thousand in additional common stock under the Employee Stock Purchase Plan, recognized $39 thousand in earnings for stock compensation expense and experienced an increase of $131 thousand in accumulated other comprehensive loss. Stock owned by and stock receivables from related VIEs decreased by $85 thousand due to pay downs on the debt secured by Company stock.

Off-Balance Sheet Arrangements

To meet the financing needs of its customers, the Company is a party to financial instruments, including lines of credit and letters of credit, with off-balance sheet risk in the normal course of business. In the event of non-performance by the other party to the off-balance sheet financial instrument, the Company’s exposure to credit loss is the contractual amount of those instruments. A certain portion of these commitments are included in the Company’s calculation to determine the adequacy of its allowance for loan losses. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at June 30, 2006 follows:

UNFUNDED COMMITMENTS

	June 30,	December 31,
(dollars in thousands)	2006	2005
Commitments to extend credit	$86,298	$100,062
Unused lines of credit	19,212	19,277
Financial standby letters of credit	30,280	35,854

	$135,790	$155,193

Comparison of Results of Operations for the Three and Six Months Ended

June 30, 2006 and June 30, 2005

Net Interest Income

The Company emphasizes adjustable rate lending and the use of rate floors on its loans. In the current rate environment where the prime rate has increased from 7.25% at year end to 8.25% at June 30, 2006, management believes that these measures will result in long-term value for the Company.

Net interest income, the difference between the interest income on interest-earning assets and the interest expense paid on interest-bearing liabilities, is the largest component of the Company’s revenues. Net interest income before provision for loan losses was $8.1 million for the three months ended June 30, 2006, compared to $6.0 million for the same period in 2005, representing an increase of $2.1 million, or 35.0%. For the first six months of 2006 and 2005, net interest income was $15.9 million and $10.8 million, respectively, representing an increase of $5.1 million, or 47.2%. The most important factors behind the increase in net interest income between these periods were strong loan growth, higher market interest rates and active management of the pricing structure for both loans and deposits.

Interest income increased $4.8 million, or 55.2%, to $13.5 million for the three months ended June 30, 2006 from $8.7 million for the three months ended June 30, 2005. The average interest earning assets increased by $111.0 million, or 21.3%, to $632.9 million for the second quarter of 2006 from $521.9 million for the second quarter of 2005. This increase was paired with an increase of 178 basis points in the yield of those assets to 8.56% for the second quarter of 2006 from 6.78% for the second quarter of 2005, resulting in an increase in interest income. For the first six months of 2006 and 2005, interest income was $25.6 million and $15.6 million, respectively, representing an increase of $10.0 million, or 64.1%. Average interest earning assets increased $127.0 million, or 27.2%, from $467.1 million for the six months ended June 30, 2005 to $594.1 million for the six months ended June 30, 2006, while the average yield on those assets increased 192 basis points to 8.69% for the six months ended June 30, 2006 from 6.77% for the six months ended June 30, 2005.

Interest expense increased $2.7 million, or 100.0%, to $5.4 million for the three months ended June 30, 2006 from $2.7 million for the three months ended June 30, 2005. The average interest bearing liabilities increased $108.1 million, or 26.5%, to $516.2 million for the second quarter of 2006 from $408.1 million for the second quarter of 2005. This increase in the amount of interest bearing liabilities was paired with an increase of 147 basis points in the average rate paid on those liabilities to 4.16% for the second quarter of 2006 from 2.69% for the second quarter of 2005. For the first six months of 2006 and 2005, interest expense was $9.7 million and $4.8 million, respectively, representing an increase of $4.9 million, or 102.1%. Average interest bearing liabilities increased $164.9 million, or 45.0%, from $366.1 million for the six months ended June 30, 2005 to $531.0 million for the six months ended June 30, 2006, and the average rate paid on those liabilities increased 106 basis points from 2.64% for the six months ended June 30, 2005 to 3.70% for the six months ended June 30, 2006.

The relative performance of the Company’s net interest income is frequently measured by the net interest margin and the net interest rate spread. Net interest margin is net interest income as a percent of average earning assets and net interest rate spread is the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities.

Net interest margin for the second quarter of 2006 and 2005 was 5.16% and 4.67%, respectively, representing an increase of 49 basis points. Net interest rate spread for the second quarter of 2006 was 4.40%, an increase of 32 basis points from 4.08% for the same period of 2005. For the first six months of 2006 and 2005, net interest margin was 5.38% and 4.70%, respectively, representing an increase of 68 basis points. Net interest rate spread for the six months ended June 30, 2006 was 4.99%, an increase of 86 basis points from 4.13% for the same period of 2005. The increase in the net interest margin and net interest rate spread during these periods was primarily a result of the higher increase in the average rate earned on interest earning assets as compared to the increase in the average rate paid on interest bearing liabilities.

Provision for Loan Losses

The provision for loan losses is a charge to current earnings to maintain the allowance for loan losses at a level deemed appropriate by management. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. Substantial portions of the Company’s loans are secured by real estate along the Gulf Coast. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in property values within this area. The provisions for loan losses were $240 thousand and $420 thousand during the three months ended June 30, 2006 and 2005, respectively. This represented a decrease of 180 thousand or 42.9%. During the three months ended June 30, 2006, the Company had net charge-offs of $73 thousand compared to net recoveries of $7 thousand for the same period of 2005. For the first six months of 2006 and 2005, the provisions for loan losses were $740 thousand and $852 thousand, respectively, representing a decrease of $112 thousand, or 13.1%. For these same periods net charge-offs were $71 thousand and $16 thousand.

Noninterest Income

Noninterest income for the three months ended June 30, 2006 was $999 thousand, compared to $730 thousand for the same period of 2005. This was primarily due to an increase of $224 thousand in secondary mortgage fees as the Company focuses on growing the business generated from the secondary mortgage market. Service charges on deposit accounts increased $87 thousand from $352 thousand at June 30, 2005 to $439 thousand at June 30, 2006 due to the growth in the number of new deposit accounts. Other noninterest income decreased $42 thousand.

Non-interest income totaled $1.8 million for the first six months of 2006. This represented an increase of 43.4%, or $552 thousand, from the first six months of 2005, mainly reflecting a $384 thousand increase in secondary mortgage fee income and $168 thousand increase in service charges on deposit accounts and other non-interest income.

Noninterest Expenses

Noninterest expenses for the three months ended June 30, 2006 were $5.3 million, reflecting a $1.2 million, or 29.3%, increase over $4.1 million for the same period of 2005. The increases were spread throughout all expense categories and were mainly a result of the general growth and expansion activities of the Company during this period. During the third quarter of 2005, the Company opened its new banking office in Daphne, Alabama. In addition, the Destin, Florida loan production office established in the third quarter of 2005 was converted to a full-service banking office in the first quarter of 2006. For the six-month period ended June 30, 2006, noninterest expense totaled $9.9 million. This was a $2.3 million, or 30.6%, increase compared to the same period in 2005.

Salaries and employee benefits increased by $616 thousand, or 26.7%, for the three months ended June 30, 2006, as compared to the same period in the prior year. Salaries increased primarily due to normal merit raises and additions to staff due to growth and expansion activities. Similar to the quarterly comparison, year-to-date salaries and benefits were up 31.4% from 2005, or $1.3 million in total.

Occupancy and equipment related expenses increased by $170 thousand or 28.6%, for the three months ended June 30, 2006 compared to the same period in the prior year. The largest increase in this category was the increase in depreciation expense on furniture and fixtures due to the expansion activities of the Company. For the six months ended June 30, 2006, occupancy and equipment related expenses were up $342 thousand, or 30.2% from the comparable period in 2005. An increase in these expenses in 2006 was expected with the opening of two branch offices since the first quarter of 2005.

Other noninterest expenses increased by $327 thousand, or 26.3%, for the three months ended June 30, 2006, as compared to the same period in the prior year. The increase in other noninterest expenses is spread over all other noninterest categories, but primarily attributable to increases in advertising, data processing and professional fees. On a year-to-year basis other noninterest expenses increased by $674 thousand, or 29.4%, to $3.0 million. These changes in other major noninterest expense categories between the first six months of 2006 and 2005 were generally consistent with the quarter-to-quarter changes and were influenced mainly by the same factors cited in the discussion of quarterly results above.

Income Taxes

The income tax expense for the three months ended June 30, 2006 was $1.3 million, or an effective rate of 36.4% (adjusted for noncontrolling interest), compared to tax expense of $727 thousand, or an effective rate of 34.3% (adjusted for noncontrolling interest), for the comparable 2005 period. The increase in income tax expense was due to the increase in net operating income before taxes. Year-to-date, the rate was 36.5% in 2006 and 35.9% in 2005. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company’s market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. Management addresses this risk through an active asset/liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company’s market risk and strategies for market risk management are more fully described in its 2005 annual report of Form 10-KSB. There have been no material changes in the assumptions used in monitoring interest rate risk as of June 30, 2006. Through June 30, 2006, management has not utilized derivatives as a part of this process. There have been no material changes in market risk since 2005 year end as disclosed in the 2005 Form 10-KSB.

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

Pursuant to an evaluation by the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, the Company has concluded that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected or is reasonably likely to affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on May 22, 2006, at which the following matter was voted upon by the shareholders of the Company.

Election of Directors

The following Directors were elected to serve as Directors of the Company until the annual meeting of shareholders of the Company in the years indicated below or until their successors are elected and qualified. The vote with respect to such election was as follows:

Election of Seven (7) Directors to serve until 2009:

Name	Votes Cast In Favor	Votes Cast Against or Withheld
Gordon Barnhill, Jr.	4,253,231	8,500
R. J. Billingsley, Sr.	4,253,231	8,500
Julian B. Brackin	4,253,231	8,500
Joe C. Campbell	4,253,231	8,500
Joey W. Ginn	4,253,231	8,500
Robert S. McKean	4,253,231	8,500
J. Douglas Warren	4,253,231	8,500

In addition, the following directors hold office for terms continuing beyond the 2006 annual meeting: James D. Campbell, D.D.S., M.S., Charles S. Isler, William D. Moody, James R. Owen, Jr., Donald W. Peak, Rick A. Phillips and Royce T. Winborne will expire in 2007. Warren Banach, M.D. , J. Donald Boggus, Jr., Daniel M. Scarbrough, M.D., J. Daniel Sizemore, George W. Skipper, III, Thomas Gray Skipper, and Patrick Willingham, CPA will expire in 2008.

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed in the Exhibit Index on page 24 of this Form 10-Q are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vision Bancshares, Inc.
(Registrant)

By:	/s/ J. Daniel Sizemore
J. Daniel Sizemore, Chairman, Chief Executive Officer and President

Date: August 11, 2006

By:	/s/ William E. Blackmon
William E. Blackmon, Chief Financial Officer and Chief Accounting Officer

Date: August 11, 2006

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