Form 10-Q
period 2006-09-30
VISION BANCSHARES INC
filed 2006-11-03
CIK 1095861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2006
Common Stock, par value $1.00	6,066,624

VISION BANCSHARES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands)	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash and due from banks	$25,979	$13,820
Federal funds sold	62,078	18,202

Cash and cash equivalents	88,057	32,022
Investment securities available for sale	29,009	33,605
Loans held for sale	7,242	2,482
Loans	552,251	499,242
Less: Allowance for loan losses	(6,671)	(5,749)

Loans, net	545,580	493,493
Premises and equipment, net	12,918	12,958
Accrued interest receivable	3,685	2,839
Deferred tax benefit	2,452	2,315
Goodwill	3,407	3,407
Cash value life insurance	2,868	2,789
Core deposit intangible	430	486
Other assets	1,632	1,483

Total assets	$697,280	$587,879

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$91,130	$82,471
Interest-bearing	503,524	412,276

Total deposits	594,654	494,747

Advances from Federal Home Loan Bank	19,000	19,000
Other borrowings	6,999	7,283

Total borrowings	25,999	26,283

Junior subordinated debentures	15,464	15,464
Accrued interest payable	1,841	920
Other liabilities	3,270	2,161

Total liabilities	641,228	539,575

Noncontrolling interest	1,094	913
Stockholders’ Equity
Common stock, $1.00 par value; 10,000,000 shares authorized; 6,066,624 and 6,060,530 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	6,067	6,061
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	36,160	36,030
Retained earnings	13,998	6,708
Accumulated other comprehensive loss	(478)	(492)
Less stock owned by and stock receivables from related variable interest entities	(789)	(916)

Total stockholders’ equity	54,958	47,391

Total liabilities and stockholders’ equity	$697,280	$587,879

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$13,687	$9,723	$37,899	$24,307
Interest and dividends on investment securities	358	339	1,059	958
Interest on federal funds sold	918	393	1,603	785

Total interest income	14,963	10,455	40,561	26,050

Interest expense:
Interest on deposits	5,426	3,072	13,966	7,465
Interest on borrowings	374	193	1,085	558
Interest on junior subordinated debentures	275	—	762	—

Total interest expense	6,075	3,265	15,813	8,023

Net interest income before provision for loan losses	8,888	7,190	24,748	18,027

Provision for loan losses	275	418	1,015	1,270

Net interest income after provision for loan losses	8,613	6,772	23,733	16,757

Noninterest income:
Service charges on deposits accounts	483	370	1,339	1,025
Secondary mortgage fees	599	396	1,272	812
Other noninterest income	136	109	431	310

Total noninterest income	1,218	875	3,042	2,147

Noninterest expense:
Salaries and benefits	2,955	2,455	8,404	6,603
Occupancy expense	535	458	1,494	1,169
Equipment expense	270	236	784	656
Data processing expense	340	261	863	717
Professional fees	261	200	650	563
Printing and office supplies	80	73	252	242
Advertising expense	136	64	364	204
Other noninterest expense	717	639	2,368	1,800

Total noninterest expense	5,294	4,386	15,179	11,954

Income before income taxes	4,537	3,261	11,596	6,950
Income tax expense	1,670	1,267	4,230	2,561
Noncontrolling interest	22	38	76	122

Net income	$2,845	$1,956	$7,290	$4,267

Basic earnings per share	$0.47	$0.32	$1.20	$0.70
Diluted earnings per share	0.44	0.30	1.12	0.67

Average number of shares outstanding	6,064,638	6,059,997	6,063,599	6,054,085
Average number of shares outstanding, diluted	6,508,907	6,450,993	6,501,474	6,373,438

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Owned and Stock Receivables from Related VIEs	Total Stockholders’ Equity
(dollars in thousands)	Shares	Par Value
Balance-December 31, 2004	3,024,004	$3,024	$38,960	$27	$(86)	$(1,129)	$40,796

Comprehensive income:
Net income	—	—	—	4,269	—	—	4,269
Other comprehensive loss:							—
Unrealized net holding loss on securities, net of reclassification adjustments and taxes	—	—	—	—	(181)	—	(181)

Total comprehensive income	—	—	—	—	—	—	4,088

Cash received - stock owned by and stock receivables from related VIEs	—	—	—	—	—	170	170
Two-for-one stock split	3,024,004	3,024	(3,024)	—	—	—	—
Issuance of common stock	12,372	12	93	—	—	—	105

Balance at September 30, 2005	6,060,380	$6,060	$36,029	$4,295	$(267)	$(959)	$45,158

Balance-December 31, 2005	6,060,530	$6,061	$36,030	$6,708	$(492)	$(916)	$47,391

Comprehensive income:
Net income	—	—	—	7,290	—	—	7,290
Other comprehensive income:							—
Unrealized net holding income on securities, net of reclassification adjustments and taxes	—	—	—	—	14	—	14

Total comprehensive income	—	—	—	—	—	—	7,304

Cash received - stock owned by and stock receivables from related VIEs	—	—	—	—	—	127	127
Stock compensation expense recognized in earnings	—	—	53	—	—	—	53
Issuance of common stock	6,094	6	77	—	—	—	83

Balance at September 30, 2006	6,066,624	$6,067	$36,160	$13,998	$(478)	$(789)	$54,958

See Notes to Consolidated Financial Statements

VISION BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2006	2005
Cash flows from operating activities:
Net income	$7,290	$4,267
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	756	788
Provision for loan losses	1,015	1,270
Net loss on sales of premises and equipment	20	47
Deferred income tax benefit	(146)	(528)
Increase in loans originated and held for sale	(4,760)	(1,329)
Stock based compensation expense	53	—
Increase in accrued interest receivable	(846)	(1,031)
Increase in accrued interest payable	921	253
Increase in other assets and bank owned life insurance	(327)	(369)
Increase in other liabilities	1,109	555

Net cash provided by operating activities	5,085	3,923

Cash flows from investing activities:
Proceeds from maturities/calls/paydown of investment securities available for sale	11,385	1,762
Purchases of investment securities available for sale	(6,700)	(9,061)
Increase in noncontrolling interest	181	307
Net increase in loans outstanding	(53,102)	(144,159)
Proceeds from sales of foreclosed assets	—	292
Proceeds from sales of premises and equipment	15	59
Purchase of premises and equipment	(662)	(1,950)

Net cash used in investing activities	(48,883)	(152,750)

Cash flows from financing activities:
Net increase in demand, savings and time deposits	99,907	169,899
Net decrease in borrowings	(125)	(117)
Payments on principal of capital lease obligation	(32)	(29)
Proceeds from the issuance of common stock	83	105

Net cash provided by financing activities	99,833	169,858

Net increase in cash and cash equivalents	56,035	21,031

Cash and cash equivalents at beginning of period	32,022	18,249

Cash and cash equivalents at end of period	$88,057	$39,280

Supplemental cash flow information:
Cash paid during period for interest	$14,892	$7,770
Cash paid during period for income taxes	$4,161	$3,044

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

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB and the related amendments for the year ended December 31, 2005.

Note 2. Accounting Changes

During the quarter ended September 30, 2006 there were no changes in the Company’s critical accounting policies as reflected in the last report.

Note 3. Stock Plans

At September 30, 2006, the Company had an Incentive Stock Compensation Plan and a Director Stock Plan, which are described more fully in Note 14 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. On January 1, 2006, Vision adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Prior to January 1, 2006, Vision accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under the provisions of Vision’s stock option plans, the exercise price per share of each option granted cannot be less than the fair market value of the underlying common shares on the date of grant. As a result, Vision previously did not recognize any stock-based employee compensation expense in net income prior to January 1, 2006. As a result of adopting SFAS 123(R), Vision’s net income for the quarter ended September 30, 2006, was $14 thousand lower than if Vision had continued to account for share-based compensation under the old method. Reported basic and diluted earnings per share under SFAS 123(R) were $0.47 and $0.44, respectively, for the quarter ended September 30, 2006. Basic and diluted earnings per share for the same period would not have changed if Vision had not adopted Statement 123(R). For the nine months ended September 30, 2006, Vision’s net income is $52 thousand lower than if Vision had continued to account for share-based compensation under the old method. Basic and diluted earnings per share for the nine months ended September 30, 2006, would have been $1.20 and $1.13, respectively, if Vision had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $1.20 and $1.12.

The following table illustrates the effect on net income and earnings per share had Vision applied fair value recognition to stock-based employee compensation, assuming the estimated fair value of the options as of the grant date is amortized to expense over the vesting period:

STOCK-BASED COMPENSATION

(dollars in thousands, except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$1,956	$4,267
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22)	(408)

Proforma net income	$1,934	$3,859

Earnings per share:
Basic - as reported	$0.32	$0.70
Basic - pro forma	$0.32	$0.64
Diluted - as reported	$0.30	$0.67
Diluted - pro forma	$0.30	$0.61

The fair value was at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

ASSUMPTIONS

	2005
Risk-free interest rate		4.14%
Dividend yield		2.00%
Volatility factor of the market price of parent stock		20.0%
Weighted-average expected life of options	10	years

The following table summarizes Vision’s stock options for the twelve months ended December 31, 2005 and for the nine months ended September 30, 2006.

STOCK PLANS

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	748,000	$6.97

Granted	144,000	13.88
Exercised	(2,666)	5.94
Expired	(3,000)	7.50

Outstanding at December 31, 2005	886,334	$8.10

Weighted average estimated fair value of options granted during 2005	144,000	$3.74

Outstanding at December 31, 2005	886,334	$8.10
Granted	—	—
Exercised	(1,332)	12.66
Expired	(168)	9.00

Outstanding at September 30, 2006	884,834	8.09

Exercisable at December 31, 2005	806,824	8.10

Exercisable at September 30, 2006	870,742	$8.07

Weighted average estimated fair value of options granted during 2006	—	$—

The following summarizes information concerning Vision’s stock options outstanding at December 31, 2005 and September 30, 2006:

STOCK OPTIONS OUTSTANDING

Options Outstanding			Options Fully Vested and Exercisable			Options Expected To Vest
Option Shares Outstanding	Average Remaining Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (000)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (000)

PERIOD ENDING DECEMBER 31, 2005
238,334	4.5	$5.00	238,334	$5.00	$3,575	—	$—	$—
352,000	6.4	7.50	306,760	7.50	3,835	45,240	7.50	566
20,000	7.4	7.88	13,200	7.88	160	6,800	7.88	82
132,000	7.9	9.00	104,530	9.00	1,150	27,470	9.00	302
144,000	8.8	13.88	144,000	13.88	882	—	—	—

886,334	6.5	$8.10	806,824	$8.10	$9,602	79,510	$8.06	$950

PERIOD ENDING SEPTEMBER 30, 2006
238,334	4	$5.00	238,334	$5.00	$4,519	—	$—	$—
352,000	5.9	7.50	352,000	7.50	5,794	—	—	—
20,000	6.9	7.88	20,000	7.88	322	—	—	—
131,500	7.4	9.00	117,408	9.00	1,756	14,092	9.00	211
143,000	8.3	13.88	143,000	13.88	1,442	—	—	—

884,834	6	$8.09	870,742	$8.07	$13,833	14,092	$9.00	$211

The following table summarizes activity with regard to non-vested stock options since December 31, 2004:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2004	163,984	$2.29

Granted	—	—
Vested	(83,124)	2.28
Forfeited	(1,350)	2.25

Outstanding at December 31, 2005	79,510	2.31

Granted	—	—
Vested	(65,250)	2.28
Forfeited	(168)	2.42

Outstanding at September 30, 2006	14,092	$2.42

In conjunction with the pending merger (see Note 5 below), the Company has suspended further sale of stock under the Employee Stock Purchase Plan. The employees will be able to complete payment for the last offering ended July 15, 2006 before December 31, 2006.

Note 4. Related Party Transactions

In October 2002, Vision Alabama was a party to a services agreement with Skipper Insurance Agencies (“Skipper Insurance”) of which George W. Skipper, III (a director and principal shareholder of Vision Bancshares, Inc.) is an owner. The agreement provided for the sale of insurance and investment products to customers of Vision Alabama. In May 2006, the Board of Directors for Vision Alabama voted to curtail the provision of investment products under the services agreement and approved the payment of $200 thousand to Skipper Insurance. Of this payment, approximately $80 thousand was for the purchase of fixed assets and the remaining $120 thousand was to reimburse Skipper Insurance for a portion of the start up cost associated with this arrangement.

Note 5. Pending Merger

On September 14, 2006, Vision and Park National Corporation (“Park”), a community bank holding company based in Newark, Ohio with approximately $5.4 billion in assets as of June 30, 2006, jointly announced the signing of an agreement and plan of merger (“the Merger Agreement”). Under the terms of the Merger Agreement, Park will acquire Vision Bancshares and its subsidiaries through the merger of Vision Bancshares with and into Park (the “Vision Bancshares Merger”). The separate corporate existence of Vision Bancshares will cease and Park will survive and continue to exist as an Ohio corporation. The Vision Bancshares Merger is anticipated to be completed during the first quarter of 2007, and is subject to the satisfaction of customary conditions in the Merger Agreement and the approval of appropriate regulatory authorities and of the shareholders of Vision Bancshares.

Under the terms of the Merger Agreement, the shareholders of Vision Bancshares will have the option of receiving cash or common shares, without par value (the “Park Common Shares”), of Park or any combination of cash and Park Common Shares, subject to the allocation and election procedures in the Merger Agreement. Park will cause the requests of the Vision Bancshares shareholders to be allocated on a pro-rata basis so that 50% of the shares of Vision Bancshares common stock, $1.00 par value (the “Vision Bancshares Shares”), outstanding at the effective time of the Vision Bancshares Merger will be exchanged for cash at the rate of $25.00 per Vision Bancshares Share and the other 50% of the outstanding Vision Bancshares Shares will be exchanged for Park Common Shares at the exchange rate of 0.2475 Park Common Shares for each Vision Bancshares Share. As of September 14, 2006, Vision Bancshares had 6,066,624 Vision Bancshares Shares outstanding and outstanding stock options covering an aggregate of 884,834 Vision Bancshares Shares with a weighted average exercise price of $8.09 per share. Each outstanding stock option (that is not exercised) granted under one of Vision Bancshares’ equity-based compensation plans will be cancelled and extinguished and converted into the right to receive an amount of cash equal to the product of (1) (a) $25.00 minus (b) the exercise price of the stock option, multiplied by (2) the number of Vision Bancshares Shares subject to the unexercised portion of the stock option. The closing price of the Park Common Shares on September 14, 2006 was $105.00. The closing price of the Vision Bancshares Shares on September 14, 2006 was $20.15. The transaction will be accounted for under purchase accounting rules.

For further information, refer to the Company’s press release filed on Form 8-K dated September 14, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Vision Bancshares, Inc. and its subsidiaries and on their results of operations during the first nine months of 2006 and 2005. Virtually all of the Company’s operations are contained in its banking subsidiaries, Vision Alabama and Vision Florida.

This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-Q, particularly the preceding consolidated financial statements, and notes. This discussion and analysis should be read in conjunction with the Company’s 2005 Annual Report on Form 10-KSB.

The following discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as “anticipate,” “estimate,” “expect,” “may” and “should.” We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions and government fiscal and monetary policies, changes in prevailing interest rates and effectiveness of the Company’s interest rate strategies, laws, regulations and regulatory authorities affecting financial institutions, changes in and effectiveness of the Company’s operating or expansion strategies, geographic concentration of the Company’s assets and operations, competition from other financial services companies, unexpected financial results or outcomes of legal proceedings, and other risks detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission, including the risk factors outlined in Item 1A of Part II of the 10-Q for Vision Bancshares for the quarter ended March 31, 2006. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.

OVERVIEW

The Company recorded consolidated net income after tax for the quarter ended September 30, 2006 of $2.8 million, a 40.0% increase compared to last year’s third quarter net income of $2.0 million. This consolidated net income for the third quarter of 2006 consisted of net income of $2.1 million for Vision Alabama, net income of $1.0 million for Vision Florida and a net loss of $284 thousand for Vision Bancshares, Inc. (on a parent only basis). Per share earnings were $0.47 per basic share and $0.44 per diluted share for 2006’s third quarter, each 46.9% and 46.7% higher than per share earnings of $0.32 and $0.30, respectively, for the year-earlier period. Year-to-date earnings in 2006 of $7.3 million were 69.8% higher than year-to-date earnings in 2005 of $4.3 million. Selected highlights from the third quarter’s results:

•	Vision’s net interest income, before the provision for loan losses, increased 23.6%, or $1.7 million, from the third quarter of 2005. This significant increase is attributable to higher market interest rates and the favorable impact of growth in earning assets due to business development activities in Vision Florida and in Vision Alabama.

•	Noninterest income increased 39.2%, or $343 thousand, from the third quarter of 2005. Secondary mortgage fees increased 51.3%, or $203 thousand, and were the major contributors to the growth in noninterest income during the period. Due to an increase in the number of deposit accounts, service charges on deposit accounts increased 30.5%, or $113 thousand, from the comparable quarter in 2005. The increase in service charges was therefore also a major contributor to the growth during the quarter.

•	Noninterest expense increased 20.7%, or $908 thousand, from the third quarter of 2005. Salaries and benefits were up 20.4%, or $500 thousand, as a result of the general growth of the Company. All other noninterest expense categories are also above the levels for the third quarter of 2005. This is partly due to the opening of the Daphne branch in Vision Alabama in the third quarter of 2005. In addition, the Destin, Florida loan production office established in the third quarter 2005 was converted to a full-service banking office in the first quarter 2006.

FINANCIAL CONDITION

September 30, 2006 compared to December 31, 2005

Loans

Loans comprised the largest single category of the Company’s earning assets at September 30, 2006. Loans, net of unearned income, were 86.0% of total earning assets at September 30, 2006 and 90.6% of total earning assets at December 31, 2005. Total loans, net of unearned income (excluding loans held for sale) were $552.3 million at September 30, 2006, representing a $53.1 million, or 10.6%, increase from the December 31, 2005 total loans of $499.2 million. Real estate loans (net of unearned income) increased $41.5 million, or 9.4%, to $481.4 million at September 30, 2006 from $439.9 million at December 31, 2005, while commercial loans increased $12.2 million, or 25.3%, to $60.5 million at September 30, 2006 from $48.3 million at December 31, 2005. Consumer and other loans decreased $600 thousand, or 5.5%, to $10.4 million at September 30, 2006 from $11.0 million at December 31, 2005. This growth in total loans outstanding during the first nine months of 2006 resulted from continued loan demand in Vision Alabama and the growth of Vision Florida. The majority of the Company’s loan portfolio is secured by real estate with a majority of those loans consisting of commercial real estate, commercial construction, and 1-4 family first mortgage residential loans. There have been no major trends or changes in the concentration mix of the portfolio categories from year-end 2005.

Investment Securities

Investment securities decreased $4.6 million, or 13.7%, to $29.0 million at September 30, 2006 from $33.6 million at December 31, 2005. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain public deposits. At September 30, 2006, $20.9 million, or 72.1%, of the Company’s investment portfolio available for sale was pledged as collateral against government deposits. At September 30, 2006, the Company had other short-term investments in the form of federal funds sold of $62.1 million, primarily due to the general deposit growth of the Company. Due to Vision’s past seasonality in regards to deposits, the increased federal funds are kept in federal funds sold for liquidity purposes.

Deposits

Deposits are the Company’s primary source of funds used to support its earning assets. Total deposits were $594.7 million at September 30, 2006, an increase of $100.0 million, or 20.2%, over total deposits of $494.7 million at year-end 2005. Noninterest bearing deposits increased $8.7 million, or 10.5%, from year-end 2005 to September 30, 2006, while interest-bearing deposits at September 30, 2006 increased $91.2 million, or 22.1%, from year-end 2005. Of the total growth in interest-bearing deposits, $127.2 million occurred in certificates of deposit while interest-bearing demand deposits decreased $36.0 million. Time deposits of $100,000 or more increased $73.7 million, or 68.7%, to $181.0 million at September 30, 2006 from $107.3 million at year-end 2005. New branch openings, deposit pricing strategies implemented during 2006 and sustained demand for deposit products resulted in the increase in deposits experienced during the first nine months of this year. Our primary emphasis is attracting and retaining core deposits from customers who will use other products and services offered by the Company. We realize, however, that in order to fund loan growth, it is necessary from time to time to pursue non-core funding sources such as brokered deposits and other borrowed funds such as FHLB advances. At September 30, 2006, we had $16.2 million in brokered time deposits and $19.0 million in FHLB advances.

The following table shows the breakdown of deposits at September 30, 2006 and December 31, 2005.

DEPOSITS

(dollars in thousands)	September 30, 2006	December 31, 2005
Noninterest bearing demand accounts	$91,130	$82,471
Interest-bearing demand accounts	104,170	133,937
Savings and money market deposits	83,922	86,107
Certificates of deposits less than $100,000	134,425	80,885
Certificates of deposits of $100,000 or more	177,007	107,347
Time deposit open accounts	4,000	4,000

	$594,654	$494,747

Debt

As of September 30, 2006, our debt consisted of advances from the FHLB of $19.0 million, a $1.7 million capitalized lease, $5.3 million in borrowings held by the VIEs and a $15.5 million junior subordinated note issued by the Company to its wholly owned statutory trust subsidiary, in connection with an offering of $15.0 million of trust preferred securities completed in December 2005. We used the proceeds from the trust preferred offering to make capital injections into the Banks. The FHLB advances were primarily used to fund the increase in loans.

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

The following table is a summary of non-performing assets from continuing operations.

NONPERFORMING ASSETS

(dollars in thousands)	September 30, 2006	December 31, 2005
Nonaccrual loans	$1,910	$2,588
Restructured loans	—	—

Total nonperforming loans	1,910	2,588
Foreclosed properties	95	—
Repossessions	9	—

Total nonperforming assets	$2,014	$2,588

Accruing loans 90 days past due	$41	$1

Ratios
Loan loss allowance to nonperforming loans	349.27%	222.13%
Nonperforming loans to total loans, net of unearned interest	0.35%	0.52%
Nonperforming assets to total assets	0.29%	0.44%

At September 30, 2006, the Company’s nonaccrual loans consisted of $775 thousand in real estate loans, $1.0 million in commercial loans, and $113 thousand in loans to consumers. The Company had no restructured loans or nonaccruing investment securities at September 30, 2006.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. The allowance is based upon management’s estimated range of losses. Actual losses for these loans may vary significantly from this estimate. The Company’s allowance for loan losses was $6.7 million and $5.7 million at September 30, 2006 and December 31, 2005, respectively. The ratio of the allowance for loan losses to total loans, net of unearned income and excluding loans held for sale, was 1.21% at September 30, 2006 and 1.15% at December 31, 2005. The increase in reserves at September 30, 2006 was a result of the growth in the Company’s loan portfolio. The Company’s net charged-off loans (defined as charged-off loans less loan recoveries) were $93 thousand during the nine months ended September 30, 2006 compared to $420 thousand for the same period of 2005. Management is continually monitoring the markets in which we operate for any changes that could have a negative impact on the performance of the company and will take the appropriate steps to mitigate the impact of any negative trends. Based on the Banks’ loan loss adequacy calculation, management believes that the allowance for loan losses at September 30, 2006 is adequate to absorb known risk in the Company’s loan portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company’s loan portfolio or the need for additional provisions to the allowance for loan losses.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company, Vision Alabama, and Vision Florida to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2006 and December 31, 2005, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

As of September 30, 2006, the Banks were considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. Prompt corrective action provisions are not applicable to bank holding companies.

REGULATORY CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006

Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$73,269	12.33%	$47,531	8.00%	N/A	N/A
Vision Alabama	44,560	12.38	28,786	8.00	35,983	10.00
Vision Florida	24,308	10.65	18,263	8.00	22,829	10.00

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	66,599	11.21	23,766	4.00	N/A	N/A
Vision Alabama	40,152	11.16	14,393	4.00	21,590	6.00
Vision Florida	22,045	9.66	9,131	4.00	13,697	6.00

Tier 1 Leverage Capital (to Average Assets)
Consolidated	66,599	9.61	27,707	4.00	N/A	N/A
Vision Alabama	40,152	9.42	17,042	4.00	21,302	5.00
Vision Florida	22,045	8.33	10,583	4.00	13,229	5.00

Liquidity

Proceeds from the sale of stock and dividends paid by the Banks to Vision are the primary source of funds available to the Company for payment of operating expenses and dividends to its shareholders. The Company has not declared or paid a dividend during the past six years. Vision Bancshares has not and will not likely generate any significant earnings on its own and will depend upon the payment of dividends by the Banks, if it is to pay dividends on its common stock. It is expected that for the foreseeable future all earnings will be retained by the Banks for their future needs except for internal dividends paid to Vision to support the debt service on its junior subordinated debentures. State and federal banking laws restrict the payment of dividends by the Banks.

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

Stockholders’ Equity

At September 30, 2006, stockholders’ equity totaled $55.0 million compared to $47.4 million at the end of 2005. This was a growth of $7.6 million, or 16.0%, and was primarily attributable to the Company’s net income of $7.3 million during the first nine months of 2006. The Company issued $83 thousand in additional common stock under the Employee Stock Purchase Plan, recognized $53 thousand in additional paid in capital related to stock based compensation expense and experienced an increase of $14 thousand in accumulated other comprehensive loss. Stock owned by and stock receivables from related VIEs decreased by $127 thousand due to pay downs on the debt secured by Company stock which served to increase total capital.

Off-Balance Sheet Arrangements

To meet the financing needs of its customers, the Company is a party in the normal course of business to financial instruments, including lines of credit and letters of credit, with off-balance sheet risk. In the event of non-performance by the other party to the off-balance sheet financial instrument, the Company’s exposure to credit loss is the contractual amount of those instruments. A certain portion of these commitments are included in the Company’s calculation to determine the adequacy of its allowance for loan losses. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at September 30, 2006 follows:

UNFUNDED COMMITMENTS

(dollars in thousands)	September 30, 2006	December 31, 2005
Commitments to extend credit	$115,331	$100,062
Unused lines of credit	18,520	19,277
Financial standby letters of credit	22,767	35,854

	$156,618	$155,193

Comparison of Results of Operations for the Three and Nine months Ended

September 30, 2006 and September 30, 2005

Net Interest Income

The Company emphasizes adjustable rate lending and the use of rate floors on its loans. This year, the Company also added a variable rate time deposit product. In the current rate environment where the prime rate has increased from 7.25% at year end to 8.25% at September 30, 2006, management believes that these measures will result in long-term value for the Company.

Net interest income, the difference between the interest income on interest-earning assets and the interest expense paid on interest-bearing liabilities, is the largest component of the Company’s revenues. Net interest income before provision for loan losses was $8.9 million for the three months ended September 30, 2006, compared to $7.2 million for the same period in 2005, representing an increase of $1.7 million, or 23.6%. For the first nine months of 2006 and 2005, net interest income was $24.7 million and $18.0 million, respectively, representing an increase of $6.7 million, or 37.2%. The most important factors behind the increase in net interest income between these periods were strong loan growth, higher market interest rates and active management of the pricing structure for both loans and deposits.

Interest income increased $4.5 million, or 42.9%, to $15.0 million for the three months ended September 30, 2006 from $10.5 million for the three months ended September 30, 2005. The average interest earning assets increased by $111.7 million, or 20.2%, to $665.2 million for the third quarter of 2006 from $553.5 million for the third quarter of 2005. This increase was paired with an increase of 134 basis points in the yield of those assets to 8.92% for the third quarter of 2006 from 7.58% for the third quarter of 2005, resulting in an increase in interest income. For the first nine months of 2006 and 2005, interest income was $40.6 million and $26.1 million, respectively, representing an increase of $14.5 million, or 55.6%. Average interest earning assets increased $122.4 million, or 24.7%, from $495.4 million for the nine months ended September 30, 2005 to $617.8 million for the nine months ended September 30, 2006, while the average yield on those assets increased 172 basis points to 8.78% for the nine months ended September 30, 2006 from 7.06% for the nine months ended September 30, 2005.

Interest expense increased $2.8 million, or 84.8%, to $6.1 million for the three months ended September 30, 2006 from $3.3 million for the three months ended September 30, 2005. The average interest bearing liabilities increased $97.6 million, or 22.3%, to $535.7 million for the third quarter of 2006 from $438.1 million for the third quarter of 2005. This increase in the amount of interest bearing liabilities was paired with an increase of 151 basis points in the average rate paid on those liabilities to 4.50% for the third quarter of 2006 from 2.99% for the third quarter of 2005. For the first nine months of 2006 and 2005, interest expense was $15.8 million and $8.0 million, respectively, representing an increase of $7.8 million, or 97.5%. Average interest bearing liabilities increased $115.6 million, or 29.8%, from $388.3 million for the nine months ended September 30, 2005 to $503.9 million for the nine months ended September 30, 2006, and the average rate paid on those liabilities increased 143 basis points from 2.77% for the nine months ended September 30, 2005 to 4.20% for the nine months ended September 30, 2006.

The relative performance of the Company’s net interest income is frequently measured by the net interest margin and the net interest rate spread. Net interest margin is net interest income as a percent of average earning assets and net interest rate spread is the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities.

Net interest margin for the third quarter of 2006 and 2005 was 5.30% and 5.21%, respectively, representing an increase of 9 basis points. Net interest rate spread for the third quarter of 2006 was 4.42%, a decrease of 17 basis points from 4.59% for the same period of 2005. The decrease in the net interest rate spread from the third quarter of 2005 resulted from higher rates being paid on certificates of deposits. For the first nine months of 2006 and 2005, net interest margin was 5.36% and 4.88%, respectively, representing an increase of 48 basis points. Net interest rate spread for the nine months ended September 30, 2006 was 4.63%, an increase of 34 basis points from 4.29% for the same period of 2005. The increase in the net interest margin and net interest rate spread during the first nine months of 2006 was primarily a result of the higher increase in the average rate earned on interest earning assets as compared to the increase in the average rate paid on interest bearing liabilities.

Provision for Loan Losses

The provision for loan losses is a charge to current earnings to maintain the allowance for loan losses at a level deemed appropriate by management. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the inherent risk in the loan portfolio. Substantial portions of the Company’s loans are secured by real estate along the Gulf Coast. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in property values within this area. The provisions for loan losses were $275 thousand and $418 thousand during the three months ended September 30, 2006 and 2005, respectively. This represented a decrease of $143 thousand or 34.2%. During the three months ended September 30, 2006, the Company had net charge-offs of $22 thousand compared to $404 thousand for the same period of 2005. Prior years net charge offs were related to one commercial credit that had previously been classified as doubtful by management. For the first nine months of 2006 and 2005, the provisions for loan losses were $1.0 million and $1.3 million, respectively, representing a decrease of $300 thousand, or 23.1%. For these same periods net charge-offs were $93 thousand and $420 thousand.

Noninterest Income

Noninterest income for the three months ended September 30, 2006 was $1.2 million, compared to $875 thousand for the same period of 2005. This was primarily due to an increase of $203 thousand in secondary mortgage fees as the Company continues to focus on growing the business generated from the secondary mortgage market. Service charges on deposit accounts increased $113 thousand from $370 thousand at September 30, 2005 to $483 thousand at September 30, 2006 due to the growth in the number of new deposit accounts. Other noninterest income increased $27 thousand.

Non-interest income totaled $3.0 million for the first nine months of 2006. This represented an increase of 41.7%, or $895 thousand, from the first nine months of 2005, mainly reflecting a $460 thousand increase in secondary mortgage fee income and $435 thousand increase in service charges on deposit accounts and other non-interest income.

Noninterest Expenses

Noninterest expenses for the three months ended September 30, 2006 were $5.3 million, reflecting a $900 thousand, or 20.5%, increase over $4.4 million for the same period of 2005. The increases were spread throughout all expense categories and were mainly a result of the general growth and expansion activities of the Company during this period. During the third quarter of 2005, the Company opened its new banking office in Daphne, Alabama. In addition, the Destin, Florida loan production office established in the third quarter of 2005 was converted to a full-service banking office in the first quarter of 2006. For the nine-month period ended September 30, 2006, noninterest expense totaled $15.2 million. This was a $3.2 million, or 27.0%, increase compared to the same period in 2005.

Salaries and employee benefits represented more than half of the Company’s noninterest expense in each period and increased by $500 thousand, or 20.4%, for the three months ended September 30, 2006, as compared to the same period in the prior year. Salaries increased primarily due to normal merit raises and additions to staff of 28 number employees due to growth and expansion activities. Similar to the quarterly comparison, year-to-date salaries and benefits were up 27.3% from 2005, or $1.8 million in total.

Occupancy and equipment related expenses increased by $111 thousand or 16.0%, for the three months ended September 30, 2006 compared to the same period in the prior year. The largest increase in this category was the increase in depreciation expense on furniture and fixtures due to the expansion activities of the Company. For the nine months ended September 30, 2006, occupancy and equipment related expenses were up $453 thousand, or 24.8% from the comparable period in 2005. An increase in these expenses in 2006 was expected with the opening of two branch offices since the third quarter of 2005.

Other noninterest expenses increased by $297 thousand, or 24.0%, for the three months ended September 30, 2006, as compared to the same period in the prior year. The increase in other noninterest expenses is spread over all other noninterest categories, but primarily attributable to increases in advertising, data processing and professional fees. On a year-to-date basis other noninterest expenses increased by $971 thousand, or 27.5%, to $3.5 million. These changes in other major noninterest expense categories between the first nine months of 2006 and 2005 were generally consistent with the quarter-to-quarter changes and were influenced mainly by the same factors cited in the discussion of quarterly results above.

Income Taxes

The income tax expense for the three months ended September 30, 2006 was $1.7 million, or an effective rate of 37.0% (adjusted for noncontrolling interest), compared to tax expense of $1.3 million, or an effective rate of 39.3% (adjusted for noncontrolling interest), for the comparable 2005 period. The increase in income tax expense was due to the increase in net operating income before taxes. Year-to-date, the rate was 36.7% in 2006 and 37.5% in 2005. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company’s market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. Management addresses this risk through an active asset/liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company’s market risk and strategies for market risk management are more fully described in its 2005 annual report of Form 10-KSB. There have been no material changes in the assumptions used in monitoring interest rate risk as of September 30, 2006. Through September 30, 2006, management has not utilized derivatives as a part of this process. There have been no material changes in market risk since 2005 year end as disclosed in the 2005 Form 10-KSB.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls procedures are functioning effectively to provide reasonable assurance that the Company is meeting its disclosure obligations.

Pursuant to an evaluation by the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, the Company has concluded that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected or is reasonably likely to affect the Company’s internal control over financial reporting.

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

Vision Bancshares, Inc. (Registrant)

By:	/s/ J. Daniel Sizemore
J. Daniel Sizemore, Chairman, Chief Executive Officer and President

Date:	November 3, 2006

By:	/s/ William E. Blackmon
William E. Blackmon, Chief Financial Officer and Chief Accounting Officer

Date: November 3, 2006

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	The Amended and Restated Articles of Incorporation of Vision Bancshares, Inc. filed as Exhibit 3.1 to the Registration Statement on Form SB-2, Amendment No. 1 (File No. 333-88073) and incorporated herein by reference.

3.2	The Bylaws of Vision Bancshares, Inc. files as Exhibit 3.2 to the Registration Statement on Form SB-2 (File No. 333-88073) and incorporated herein by reference.

4.1	Section 3.03 and 3.04 and Article VI of the Amended and Restated Articles of Incorporation contained as Exhibit 3.1 to the Registration Statement on Form SB-2, Amendment No. 1 (File No. 333-88073) and incorporated herein by reference.

4.2	Article II and Section 2 of Article III of the Bylaws contained in Exhibit 3.2 to the Registration Statement on Form SB-2 (File No. 333-88073) and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer